Form 10-Q
period 2026-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2026-06-05
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Yes ☒ No ☐

Ferrellgas, L.P. and Ferrellgas Finance Corp. N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

At May 29, 2026, the registrants had Class A Units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	11,357,605	Class A Units
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended April 30, 2026 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries. On March 16, 2026, all Class B Units were converted to Class A Units. See Note F “Equity (Deficit)” for more information.

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Market under the symbol “FGPR.” The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to Preferred Units, owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interest in the operating partnership, and, therefore, an effective 1.4% general partner economic interest. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership.

Our general partner performs all management functions for us. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 10.0% of our outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73,409	$96,883
Accounts receivable (net of allowance for expected credit losses of $5,595 and $4,330 at April 30, 2026 and July 31, 2025, respectively)	178,674	127,510
Inventories	79,453	87,807
Prepaid expenses and other current assets	39,569	30,471
Total current assets	371,105	342,671

Property, plant and equipment, net	607,135	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $372,283 and $366,817 at April 30, 2026 and July 31, 2025, respectively)	100,985	106,451
Operating lease right-of-use assets	37,334	39,045
Other assets, net	94,136	68,702
Total assets	$1,467,850	$1,416,716

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$43,043	$31,083
Short-term borrowings	87,500	—
Current portion of long-term debt	1,422	652,178
Current operating lease liabilities	15,506	16,082
Other current liabilities	204,277	215,154
Total current liabilities	351,748	914,497

Long-term debt	1,455,132	815,462
Operating lease liabilities	23,095	24,079
Other liabilities	54,552	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2026 and July 31, 2025)	651,349	651,349

Deficit:
Limited partner unitholders
Class A (11,357,605 units outstanding at April 30, 2026 and 4,857,605 units outstanding at July 31, 2025)	(999,007)	(1,332,704)
Class B (1,300,000 units outstanding at July 31, 2025)	—	383,012
General partner unitholder (49,496 units outstanding at April 30, 2026 and July 31, 2025)	(70,006)	(70,845)
Accumulated other comprehensive income (loss)	8,777	(95)
Total Ferrellgas Partners, L.P. deficit	(1,060,236)	(1,020,632)
Noncontrolling interest	(7,790)	(8,496)
Total deficit	(1,068,026)	(1,029,128)
Total liabilities, mezzanine equity and deficit	$1,467,850	$1,416,716

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Revenues:
Propane and other gas liquids sales	$505,510	$533,546	$1,436,547	$1,507,371
Other	19,049	27,301	84,615	87,337
Total revenues	524,559	560,847	1,521,162	1,594,708

Costs and expenses:
Cost of sales - propane and other gas liquids sales	230,284	267,891	673,580	750,953
Cost of sales - other	2,839	3,727	10,597	11,838
Operating expense - personnel, vehicle, plant and other (1)	188,437	159,392	508,519	478,306
Operating expense - equipment lease expense	2,944	3,833	10,525	14,333
Depreciation and amortization expense	27,580	24,336	79,322	73,006
General and administrative expense (2)	10,932	12,721	34,622	167,361
Non-cash employee stock ownership plan compensation charge	1,041	802	2,909	2,358
Loss on asset sales and disposals	432	855	2,983	4,546

Operating income	60,070	87,290	198,105	92,007

Interest expense	(32,360)	(28,142)	(92,203)	(82,116)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	727	779	1,744	1,957

Earnings before income taxes	28,437	59,927	104,643	11,848

Income tax expense	260	378	756	943

Net earnings	28,177	59,549	103,887	10,905

Net earnings (loss) attributable to noncontrolling interest	138	444	587	(375)

Net earnings attributable to Ferrellgas Partners, L.P.	$28,039	$59,105	$103,300	$11,280

Class A unitholders’ interest in net (loss) earnings (Note M)	$(94,867)	$6,127	$(52,642)	$(36,919)

Basic and diluted net (loss) earnings per Class A Unit (Note M)	$(11.54)	$1.26	$(8.81)	$(7.60)

(1)	Includes $76.8 million and $75.1 million for the three months ended April 30, 2026 and 2025, respectively, and $233.5 million and $237.7 million for the nine months ended April 30, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.0 million and $11.6 million for the three months ended April 30, 2026 and 2025, respectively, and $34.0 million and $35.1 million for the nine months ended April 30, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Net earnings	$28,177	$59,549	$103,887	$10,905
Other comprehensive income (loss):
Change in value of risk management derivatives	11,858	(2,674)	(2,140)	7,081
Reclassification of losses (gains) on derivatives to earnings, net	3,633	(5,512)	11,102	(7,677)
Other comprehensive income (loss):	15,491	(8,186)	8,962	(596)
Comprehensive income	43,668	51,363	112,849	10,309
Comprehensive (income) loss attributable to noncontrolling interest	(294)	(361)	(677)	381
Comprehensive income attributable to Ferrellgas Partners, L.P.	$43,374	$51,002	$112,172	$10,690

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

(unaudited)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total partners’
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	(loss) income	deficit	interest	deficit
Balance at July 31, 2025	4,857.6	1,300.0	49.5	$(1,332,704)	$383,012	$(70,845)	$(95)	$(1,020,632)	$(8,496)	$(1,029,128)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	898	—	9	—	907	9	916
Net earnings allocated to preferred units	—	—	—	(16,316)	—	(165)	—	(16,481)	—	(16,481)
Net loss	—	—	—	(26,658)	—	(269)	—	(26,927)	(437)	(27,364)
Other comprehensive loss	—	—	—	—	—	—	(9,877)	(9,877)	(101)	(9,978)
Balance at October 31, 2025	4,857.6	1,300.0	49.5	(1,374,780)	383,012	(71,270)	(9,972)	(1,073,010)	(9,025)	(1,082,035)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	933	—	9	—	942	10	952
Net earnings allocated to preferred units	—	—	—	(15,644)	—	(158)	—	(15,802)	—	(15,802)
Net earnings	—	—	—	101,166	—	1,022	—	102,188	886	103,074
Other comprehensive income	—	—	—	—	—	—	3,414	3,414	35	3,449
Balance at January 31, 2026	4,857.6	1,300.0	49.5	(1,288,325)	383,012	(70,397)	(6,558)	(982,268)	(8,094)	(990,362)
Contributions in connection with non-cash ESOP compensation charges	—	—	—	1,020	—	11	—	1,031	10	1,041
Net earnings allocated to preferred units	—	—	—	(15,204)	—	(153)	—	(15,357)	—	(15,357)
Net earnings allocated to Class B Units	—	—	—	(107,016)	107,016	—	—	—	—	—
Distribution to Class B unitholders	—	—	—	—	(107,016)	—	—	(107,016)	—	(107,016)
Conversion of Class B Units	6,500.0	(1,300.0)	—	383,012	(383,012)	—	—	—	—	—
Net earnings	—	—	—	27,506	—	533	—	28,039	138	28,177
Other comprehensive income	—	—	—	—	—	—	15,335	15,335	156	15,491
Balance at April 30, 2026	11,357.6	—	49.5	$(999,007)	$—	$(70,006)	$8,777	$(1,060,236)	$(7,790)	$(1,068,026)

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$103,887	$10,905
Reconciliation of net earnings to net cash provided by operating activities
Depreciation and amortization expense	79,322	73,006
Non-cash employee stock ownership plan compensation charge	2,909	2,358
Loss on asset sales and disposals	2,983	4,546
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	4,192	1,982
Other	5,326	10,772
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(55,356)	(64,470)
Inventories	8,354	9,923
Prepaid expenses and other current assets	(2,723)	2,925
Accounts payable	12,873	15,675
Accrued interest expense	6,940	(21,869)
Other current liabilities	(25,840)	58,694
Other assets and liabilities	4,845	12,150
Net cash provided by operating activities	150,715	116,597

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(3,756)
Capital expenditures	(71,731)	(68,191)
Proceeds from sale of assets	1,316	2,115
Net cash used in investing activities	(70,415)	(69,832)

Cash flows from financing activities:
Preferred unit distributions	(48,845)	(48,737)
Distribution to Class B Unitholders	(107,016)	—
Payments on long-term debt	(2,067)	(2,200)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Proceeds from short-term borrowings	87,500	—
Cash payments for principal portion of lease liability	(13,623)	(7,952)
Cash paid for financing costs	(18,778)	(6,961)
Other, net	(945)	4,250
Net cash used in financing activities	(103,774)	(61,600)

Net change in cash and cash equivalents	(23,474)	(14,835)
Cash and cash equivalents - beginning of period	96,883	124,160
Cash and cash equivalents - end of period	$73,409	$109,325

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73,257	$96,582
Accounts receivable (net of allowance for expected credit losses of $5,595 and $4,330 at April 30, 2026 and July 31, 2025, respectively)	178,674	127,510
Inventories	79,453	87,807
Prepaid expenses and other current assets	39,550	30,389
Total current assets	370,934	342,288

Property, plant and equipment, net	607,135	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $372,283 and $366,817 at April 30, 2026 and July 31, 2025, respectively)	100,985	106,451
Operating lease right-of-use assets	37,334	39,045
Other assets, net	94,136	68,702
Total assets	$1,467,679	$1,416,333

LIABILITIES, MEZZANINE EQUITY AND DEFICIT

Current liabilities:
Accounts payable	$43,043	$31,083
Short-term borrowings	87,500	—
Current portion of long-term debt	1,422	652,178
Current operating lease liabilities	15,506	16,082
Other current liabilities	203,165	214,562
Total current liabilities	350,636	913,905

Long-term debt	1,455,132	815,462
Operating lease liabilities	23,095	24,079
Other liabilities	53,403	40,457
Contingencies and commitments (Note K)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at April 30, 2026 and July 31, 2025)	651,349	651,349

Deficit:
Limited partners	(1,066,923)	(1,020,328)
General partner	(7,892)	(8,508)
Accumulated other comprehensive income (loss)	8,879	(83)
Total deficit	(1,065,936)	(1,028,919)
Total liabilities, mezzanine equity and deficit	$1,467,679	$1,416,333

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Revenues:
Propane and other gas liquids sales	$505,510	$533,546	$1,436,547	$1,507,371
Other	19,049	27,301	84,615	87,337
Total revenues	524,559	560,847	1,521,162	1,594,708

Costs and expenses:
Cost of sales - propane and other gas liquids sales	230,284	267,891	673,580	750,953
Cost of sales - other	2,839	3,727	10,597	11,838
Operating expense - personnel, vehicle, plant and other (1)	188,437	159,392	508,519	478,306
Operating expense - equipment lease expense	2,944	3,833	10,525	14,333
Depreciation and amortization expense	27,580	24,336	79,322	73,006
General and administrative expense (2)	10,033	12,720	32,695	167,359
Non-cash employee stock ownership plan compensation charge	1,041	802	2,909	2,358
Loss on asset sales and disposals	432	855	2,983	4,546

Operating income	60,969	87,291	200,032	92,009

Interest expense	(32,360)	(28,142)	(92,203)	(82,116)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	681	776	1,693	1,944

Earnings before income taxes	29,290	59,925	106,519	11,837

Income tax expense	255	324	751	889

Net earnings	$29,035	$59,601	$105,768	$10,948
(1)	Includes $76.8 million and $75.1 million for the three months ended April 30, 2026 and 2025, respectively, and $233.5 million and $237.7 million for the nine months ended April 30, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $11.0 million and $11.6 million for the three months ended April 30, 2026 and 2025, respectively, and $34.0 million and $35.1 million for the nine months ended April 30, 2026 and 2025, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Net earnings	$29,035	$59,601	$105,768	$10,948
Other comprehensive income (loss):
Change in value of risk management derivatives	11,858	(2,674)	(2,140)	7,081
Reclassification of losses (gains) on derivatives to earnings, net	3,633	(5,512)	11,102	(7,677)
Other comprehensive income (loss):	15,491	(8,186)	8,962	(596)
Comprehensive income	$44,526	$51,415	$114,730	$10,352

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	loss (income)	deficit
Balance at July 31, 2025	$(1,020,328)	$(8,508)	$(83)	$(1,028,919)
Contributions in connection with non-cash ESOP compensation charges	907	9	—	916
Net earnings allocated to preferred units	(16,481)	—	—	(16,481)
Net loss	(26,308)	(437)	—	(26,745)
Other comprehensive loss	—	—	(9,978)	(9,978)
Balance at October 31, 2025	(1,062,210)	(8,936)	(10,061)	(1,081,207)
Contributions in connection with non-cash ESOP compensation charges	942	10	—	952
Net earnings allocated to preferred units	(15,802)	—	—	(15,802)
Net earnings	102,592	886	—	103,478
Other comprehensive income	—	—	3,449	3,449
Balance at January 31, 2026	(974,478)	(8,040)	(6,612)	(989,130)
Contributions in connection with non-cash ESOP compensation charges	1,031	10	—	1,041
Net earnings allocated to preferred units	(15,357)	—	—	(15,357)
Distributions	(107,016)	—	—	(107,016)
Net earnings	28,897	138	—	29,035
Other comprehensive income	—	—	15,491	15,491
Balance at April 30, 2026	$(1,066,923)	$(7,892)	$8,879	$(1,065,936)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income	deficit
Balance at July 31, 2024	$(944,337)	$(7,733)	$2,059	$(950,011)
Contributions in connection with non-cash ESOP compensation charges	844	9	—	853
Net earnings allocated to preferred units	(16,232)	—	—	(16,232)
Net loss	(146,673)	(1,662)	—	(148,335)
Other comprehensive income	—	—	4,877	4,877
Balance at October 31, 2024	(1,106,398)	(9,386)	6,936	(1,108,848)
Contributions in connection with non-cash ESOP compensation charges	696	7	—	703
Net earnings allocated to preferred units	(16,231)	—	—	(16,231)
Net earnings	98,839	843	—	99,682
Other comprehensive income	—	—	2,713	2,713
Balance at January 31, 2025	(1,023,094)	(8,536)	9,649	(1,021,981)
Contributions in connection with non-cash ESOP compensation charges	793	9	—	802
Net earnings allocated to preferred units	(15,623)	—	—	(15,623)
Net earnings	59,157	444	—	59,601
Other comprehensive loss	—	—	(8,186)	(8,186)
Balance at April 30, 2025	$(978,767)	$(8,083)	$1,463	$(985,387)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$105,768	$10,948
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	79,322	73,006
Non-cash employee stock ownership plan compensation charge	2,909	2,358
Loss on asset sales and disposals	2,983	4,546
Loss on extinguishment of debt	3,003	—
Provision for expected credit losses	4,192	1,982
Other	5,327	10,772
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(55,356)	(64,470)
Inventories	8,354	9,923
Prepaid expenses and other current assets	(2,787)	2,925
Accounts payable	12,873	15,675
Accrued interest expense	6,940	(21,869)
Other current liabilities	(26,360)	58,770
Other assets and liabilities	3,696	12,150
Net cash provided by operating activities	150,864	116,716

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(3,756)
Capital expenditures	(71,731)	(68,191)
Proceeds from sale of assets	1,316	2,115
Net cash used in investing activities	(70,415)	(69,832)

Cash flows from financing activities:
Preferred unit distributions	(48,845)	(48,737)
Distributions to Ferrellgas Partners	(107,016)	—
Payments on long-term debt	(2,067)	(2,200)
Proceeds from issuance of long-term debt	650,000	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—
Proceeds from short-term borrowings	87,500	—
Cash paid for principal portion of finance lease liability	(13,623)	(7,952)
Cash paid for financing costs	(18,778)	(6,961)
Other, net	(945)	4,250
Net cash used in financing activities	(103,774)	(61,600)

Net change in cash and cash equivalents	(23,325)	(14,716)
Cash and cash equivalents - beginning of period	96,582	123,732
Cash and cash equivalents - end of period	$73,257	$109,016

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the operating partnership’s Preferred Units (as defined in Note E “Preferred units”), owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interest  in the operating partnership, and, therefore, an effective 1.4% general partner economic interest. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of April 30, 2026, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 10.0% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Basis of presentation

Due to seasonality, the results of operations for the nine months ended April 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2026.

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

(4) New accounting standards

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 as of August 1, 2025 on a prospective basis. The adoption of this guidance adds disclosures related to income taxes within the Company’s Annual Report on Form 10-K for the year ended July 31, 2026 but will not have any impact on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends certain aspects of existing hedge accounting guidance to more closely align with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company prospectively adopted ASU 2025-09 as of February 1, 2026. The guidance had no impact on the Company’s financial statements or disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to clarify interim reporting requirements and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods either prospectively or retrospectively. Early adoption is permitted. The adoption of this guidance will impact our disclosures only and is not expected to have a material impact.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities with operations subject to environmental regulations and those that acquire environmental credits to achieve targets related to carbon footprint initiatives. Under ASU 2026-02, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2026-02 is to be adopted retrospectively, through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact ASU 2026-02 will have on its financial statements and disclosures.

C.    Supplemental financial statement information

Inventories

Inventories consist of the following:

	April 30, 2026	July 31, 2025
Propane gas and related products	$60,087	$66,052
Appliances, parts and supplies, and other	19,366	21,755
Inventories	$79,453	$87,807

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2026, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 1.3 million gallons of propane at net fixed prices.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	April 30, 2026	July 31, 2025
Broker margin deposit assets	$2,945	$6,222
Price risk management asset	13,036	3,244
Other prepaid expenses	11,574	13,458
Other	12,014	7,547
Prepaid expenses and other current assets	$39,569	$30,471

The operating partnership

Prepaid expenses and other current assets consist of the following:

	April 30, 2026	July 31, 2025
Broker margin deposit assets	$2,945	$6,222
Price risk management asset	13,036	3,244
Other prepaid expenses	11,574	13,458
Other	11,995	7,465
Prepaid expenses and other current assets	$39,550	$30,389

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	April 30, 2026	July 31, 2025
Accrued interest	$35,258	$28,318
Customer deposits and advances	26,111	31,640
Accrued payroll	18,586	31,072
Accrued insurance	27,585	15,314
Broker margin deposit liability	6,289	2,193
Accrued senior preferred units distributions	16,262	17,280
Accrued miscellaneous	12,542	47,578
Other	61,644	41,759
Other current liabilities	$204,277	$215,154

The operating partnership

Other current liabilities consist of the following:

	April 30, 2026	July 31, 2025
Accrued interest	$35,258	$28,318
Customer deposits and advances	26,111	31,640
Accrued payroll	18,586	31,072
Accrued insurance	27,585	15,314
Broker margin deposit liability	6,289	2,193
Accrued senior preferred units distributions	16,262	17,280
Accrued miscellaneous	12,542	47,578
Other	60,532	41,167
Other current liabilities	$203,165	$214,562

Shipping and handling expenses

Shipping and handling expenses are classified in the following condensed consolidated statements of operations line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Operating expense - personnel, vehicle, plant and other	$79,592	$75,237	$237,305	$231,075
Depreciation and amortization expense	5,289	4,066	14,745	12,114
Operating expense - equipment lease expense	785	2,514	3,742	8,350
Shipping and handling expenses	$85,666	$81,817	$255,792	$251,539

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

Ferrellgas Partners

	For the nine months ended April 30,
	2026	2025
Cash paid for:
Interest	$79,585	$93,103
Income taxes	$530	$708
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$635
Change in accruals for property, plant and equipment additions	$23	$718
Lease liabilities arising from operating ROU assets	$10,650	$10,059
Lease liabilities arising from finance ROU assets	$31,508	$22,384
Accrued senior preferred units distributions	$16,262	$16,972
Acquisition of assets in failed sale-leaseback	$—	$5,032
Change in liability in connection with failed sale-leaseback	$(945)	$4,250

The operating partnership

	For the nine months ended April 30,
	2026	2025
Cash paid for:
Interest	$79,585	$93,103
Income taxes	$525	$654
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$635
Change in accruals for property, plant and equipment additions	$23	$718
Lease liabilities arising from operating ROU assets	$10,650	$10,059
Lease liabilities arising from finance ROU assets	$31,508	$22,384
Accrued senior preferred units distributions	$16,262	$16,972
Acquisition of assets in failed sale-leaseback	$—	$5,032
Change in liability in connection with failed sale-leaseback	$(945)	$4,250

D.    Debt

Short-term borrowings

The Company classified borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the 12-month period following the balance sheet date. As of April 30, 2026, we had $87.5 million in short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2026	July 31, 2025
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$—	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000
Fixed rate, 9.250%, due 2031 (2)	650,000	—

Notes payable
9.1% and 8.9% weighted average interest rate at April 30, 2026 and July 31, 2025, respectively, due 2026 to 2032, net of unamortized discount of $540 and $800 at April 30, 2026 and July 31, 2025, respectively	2,942	4,748
Total debt, excluding unamortized debt issuance and other costs	1,477,942	1,479,748
Unamortized debt issuance and other costs	(21,388)	(12,108)
Less: current portion of long-term debt (3)	1,422	652,178
Long-term debt	$1,455,132	$815,462
(1)	The senior notes due 2026 were redeemed in full on October 27, 2025. See “Senior unsecured notes” section below.
(2)	The senior notes due 2031 were issued on October 27, 2025. See “Senior unsecured notes” section below.
(3)	As of July 31, 2025, this included the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

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

As of April 30, 2026, the operating partnership had $87.5 million in short-term borrowings borrowed at a weighted-average interest rate of 6.674%.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments if (i) availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the commitments and (ii) the operating partnership’s total net leverage ratio is not greater than (x) 5.25 to 1.0 for any quarter ending prior to April 30, 2027 and (y) 5.0 to 1.0 for any quarter ending on or after April 30, 2027. As of April 30, 2026, the operating partnership is in compliance with all of its debt covenants.

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

The operating partnership also has $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”) issued and outstanding pursuant to an indenture dated March 30, 2021. The 2029 Notes are senior unsecured obligations of the Issuers and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the subsidiaries of Bridger Logistics, LLC. The 2029 Notes may be redeemed at the Issuers’ option, in whole or in part, at par plus accrued and unpaid interest.

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

in each case, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of April 30, 2026, the operating partnership is in compliance with all of its debt covenants.

Loss on extinguishment of debt

As discussed above, all of the 2026 Notes were redeemed on October 27, 2025. This transaction resulted in a loss on extinguishment of debt, with the components listed below:

For the nine months ended
April 30, 2026
Debt extinguishment costs	$1,556
Unamortized deferred financing costs	1,447
Total loss on extinguishment of debt	$3,003

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2026	$112
2027	1,310
2028	910
2029	825,550
2030	200
Thereafter	650,400
Total	$1,478,482

Letters of credit were used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at April 30, 2026 and July 31, 2025 totaled $116.2 million and $121.9 million, respectively.

As of April 30, 2026, Ferrellgas had available borrowing capacity under its Credit Facility of $146.3 million. Assets subject to lien under the Credit Facility were $400.3 million as of April 30, 2026.

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

All Class B Units were converted into Class A Units on March 16, 2026. See Note F “Equity (Deficit)” for more information.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at April 30, 2026 and July 31, 2025, are immaterial to the financial statements.

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

On November 15, 2025 and February 17, 2026, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. On May 15, 2026, $16.7 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2026, the Quarterly Distribution accrued was $17.9 million. The remaining Quarterly Distribution accrual of $1.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On November 15, 2024, February 15, 2025, and May 15, 2025, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2025, the Quarterly Distribution accrued was $17.0 million. The remaining Quarterly Distribution accrual of $1.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

On March 4, 2026, the board of directors of the general partner declared a cash distribution of $82.32 per Class B Unit, or approximately $107.0 million in the aggregate. The distribution was paid on March 13, 2026, to Class B Unitholders of record as of the close of business on March 6, 2026. Upon payment of this distribution, Ferrellgas Partners met the “Class B Conversion Threshold” as defined in the Amended Ferrellgas Partners LPA, which permitted Ferrellgas Partners to elect to convert the outstanding Class B Units into Class A Units. The board of directors of the general partner approved such election and on March 16, 2026, Ferrellgas Partners elected to convert all 1.3 million outstanding Class B Units into Class A Units, with each Class B Unit converted into five Class A Units in accordance with the Amended Ferrellgas Partners LPA. The aggregate number of Class A Units issued upon conversion of all Class B Units was 6.5 million.

Class A Units

As of April 30, 2026 and July 31, 2025, Class A Units were beneficially owned by the following:

	April 30, 2026	July 31, 2025
Public Class A Unitholders (1)	9,965,021	3,480,621
James E. Ferrell (2)	253,772	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	11,357,605	4,857,605
(1)	These Class A Units are traded on the OTC Market under the symbol “FGPR.” As described above, all 1.3 million Class B Units were converted into 6.5 million aggregate Class A Units on March 16, 2026.
(2)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. Ferrell Resources Holdings, Inc., which is wholly owned by the James E. Ferrell Revocable Trust One, holds 230 Class A Units, for which James E. Ferrell is the trustee and sole beneficiary. Additionally, 15,600 Class A Units are directly held by Mr. Ferrell in IRA accounts.
(3)	Ferrell Companies is the owner of the general partner and an approximate 9.9% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane"), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 10.0%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

Together these Class A Units represent (i) a 99.6% limited partner economic interest in Ferrellgas Partners and (ii) an effective 98.6% economic interest in the operating partnership, excluding the economic interests attributable to the Preferred Units as of April 30, 2026. In liquidation, allocations and distributions will be made in accordance with each Class A Unitholder’s positive capital account.

The Class A Units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners, subject to the rights of holders of Class B Units, and to exercise the other rights or privileges available to such holders under the Amended Ferrellgas Partners LPA. Under the terms of the Amended Ferrellgas Partners LPA, holders of Class A Units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons or groups owning 20% or more of Ferrellgas Partners’ outstanding Class A Units cannot vote any of their Class A Units in excess of the 20% threshold. However, this limitation does not apply under certain circumstances and does not apply to Class A Units owned by Ferrell Companies, our general partner and its affiliates. Furthermore, this limitation expired on March 30, 2026, as the conversion of the Class B Units to Class A Units occurred on March 16, 2026.

The Amended Ferrellgas Partners LPA allows the general partner to issue an unlimited number of additional general and limited partner interests of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any Class A Unitholders.

Partnership distributions

Ferrellgas Partners

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the nine months ended April 30, 2026 and 2025. On March 16, 2026, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $107.0 million to its Class B Unitholders. See above for additional information.No distributions were paid to Class B Unitholders during the nine months ended April 30, 2025.

Ferrellgas Partners made aggregate cash distributions of approximately $357.0 million to its Class B Unitholders since inception of its Class B Units in fiscal 2022. See Note M “Net (loss) earnings per unitholders’ interest” for additional information.

The operating partnership

The operating partnership has recognized the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Ferrellgas Partners	$107,016	$—	$107,016	$—
General partner	—	—	—	—

See additional discussions about transactions with related parties in Note J “Transactions with related parties.”

Accumulated other comprehensive income (“AOCI”)

See Note I “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the three and nine months ended April 30, 2026 and 2025.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Retail - Sales to End Users	$369,773	$400,006	$1,025,412	$1,078,412
Wholesale - Sales to Resellers	128,109	129,667	397,676	409,381
Other Gas Sales	7,628	3,873	13,459	19,578
Other	19,049	27,301	84,615	87,337
Propane and related equipment revenues	$524,559	$560,847	$1,521,162	$1,594,708

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the nine months ended April 30,
	2026	2025	2024
Contract assets	$18,874	$16,079	$13,315
Contract liabilities
Deferred revenue (1)	$39,939	$41,165	$42,305
(1)	Of the beginning balance of deferred revenue, $29.6 million and $35.2 million was recognized as revenue during the nine months ended April 30, 2026 and 2025, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

H.    Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2026 and July 31, 2025:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
April 30, 2026:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$14,425	$—	$14,425
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(5,360)	$—	$(5,360)

July 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,570	$—	$3,570
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,654)	$—	$(3,654)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2 or 3 during the nine months ended April 30, 2026 and the fiscal year ended July 31, 2025.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At April 30, 2026 and July 31, 2025, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,483.1 million and $1,404.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

I.    Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Of these, the propane commodity derivative instruments are designated as cash flow hedges. The change in fair value of commodity derivatives not designated as hedges is recorded in earnings.

Derivative instruments and hedging activity

During the nine months ended April 30, 2026 and 2025, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ condensed consolidated balance sheets as of April 30, 2026 and July 31, 2025:

	Final	April 30, 2026
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2027
Commodity derivatives - propane		Prepaid expenses and other current assets	$12,851	Other current liabilities	$5,263
Commodity derivatives - propane		Other assets, net	1,389	Other liabilities	97
Derivatives not designated as hedging instruments	July 2026
Commodity derivatives - vehicle fuel		Prepaid expenses and other current assets	185	Other current liabilities	—
		Total	$14,425	Total	$5,360

	Final	July 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives - propane		Prepaid expenses and other current assets	$3,244	Other current liabilities	$3,306
Commodity derivatives - propane		Other assets, net	326	Other liabilities	348
		Total	$3,570	Total	$3,654

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

The following tables provide a summary of cash margin balances as of April 30, 2026 and July 31, 2025:

	April 30, 2026
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$2,945	Other current liabilities	$6,289
	Other assets, net	457	Other liabilities	896
	Total	$3,402	Total	$7,185

	July 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,222	Other current liabilities	$2,193
	Other assets, net	949	Other liabilities	249
	Total	$7,171	Total	$2,442

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2026 and 2025 due to derivatives designated as cash flow hedging instruments:

For the three months ended April 30, 2026
Amount of Loss
	Amount of Gain	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$11,858	Cost of sales - propane and other gas liquids sales	$(3,633)	$—

For the three months ended April 30, 2025
Amount of Gain
	Amount of Loss	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(2,674)	Cost of sales - propane and other gas liquids sales	$5,512	$—

For the nine months ended April 30, 2026
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(2,140)	Cost of sales - propane and other gas liquids sales	$(11,102)	$—

For the nine months ended April 30, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$7,081	Cost of sales - propane and other gas liquids sales	$7,677	$—

Accumulated other comprehensive income

Ferrellgas Partners

The changes in derivatives included in AOCI for the nine months ended April 30, 2026 and 2025 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2026	2025
Beginning balance attributable to Ferrellgas Partners, L.P.	$(95)	$2,025
Change in value of risk management commodity derivatives	(2,140)	7,081
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	11,102	(7,677)
Less: amount attributable to noncontrolling interests	90	(6)
Ending balance attributable to Ferrellgas Partners, L.P.	$8,777	$1,435

The operating partnership

The changes in derivatives included in AOCI for the nine months ended April 30, 2026 and 2025 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2026	2025
Beginning balance	$(83)	$2,059
Change in value of risk management commodity derivatives	(2,140)	7,081
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	11,102	(7,677)
Ending balance	$8,879	$1,463

Ferrellgas expects to reclassify net gains of approximately $7.6 million to earnings during the next 12 months. These net gains are expected to be offset by decreased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the nine months ended April 30, 2026 and 2025, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2026, Ferrellgas had financial derivative contracts covering 1.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at April 30, 2026, the maximum loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of April 30, 2026.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
Operating expense	$76,786	$75,078	$233,529	$237,704

General and administrative expense	$10,955	$11,593	$33,984	$35,064

See additional discussions about transactions with related parties in Note F “Equity (Deficit).”

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

The table below summarizes activity related to the Phantom Plan as of April 30, 2026:

Phantom Units
Outstanding, July 31, 2025 (1)	89,103
Granted (2)	63,240
Outstanding, April 30, 2026	152,343
_____________
(1)	July 2025 grants vested September 25, 2025.
(2)	October 2025 and January 2026 grants will vest on October 9, 2026.

As of April 30, 2026 and July 31, 2025, we recognized non-cash compensation expense of $2.9 million and $0.4 million, respectively, for the grants in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As of April 30, 2026, the 2025 grants of 89,103 are fully vested. The 2026 grants have a weighted-average remaining contractual term of 0.46 years for vesting purposes as of April 30, 2026. The fair value of each grant is estimated on each balance sheet date using the average closing price of one Class A Unit for the ten trading days preceding the applicable measurement date as quoted on the OTC market, per the Phantom Plan. The grants have a fair value of $26.34 per unit as of April 30, 2026.

M.    Net (loss) earnings per unitholders’ interest

Below is a calculation of the basic and diluted net (loss) earnings per Class A Unitholders’ interest in the condensed consolidated statements of operations for the periods indicated:

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025

	(in thousands, except per unit amounts)
Net earnings attributable to Ferrellgas Partners, L.P.	$28,039	$59,105	$103,300	$11,280
Less: Distributions to preferred unitholders	15,357	15,623	47,640	48,086
Less: Distributions to Class B unitholders	107,016	—	107,016	—
Less: Allocation of undistributed net earnings to Class B units	—	36,764	—	—
Less: General partner’s interest in net earnings	533	591	1,286	113
Undistributed net (loss) earnings attributable to Class A unitholders	$(94,867)	$6,127	$(52,642)	$(36,919)
Weighted average Class A Units outstanding (in thousands)	8,217.2	4,857.6	5,977.5	4,857.6
Basic and diluted net (loss) earnings per Class A Unit	$(11.54)	$1.26	$(8.81)	$(7.60)

Class B Units considerations

The Class B Units met the definition of a participating security, and the two-class method was required. For any periods in which earnings were recognized, the earnings were first allocated 100% to the Class B Units until the allocation equaled the cumulative amount of all distributions paid to the Class B Units. Any remaining undistributed net earnings were allocated between the Class B Units and the Class A Units on a six-to-one basis as if all undistributed earnings had been distributed to each class of units in accordance with their distribution rights. For any periods in which losses were recognized, no effect was given to the Class B Units as they did not contractually participate in the losses of Ferrellgas.

On March 4, 2026, the board of directors of the general partner declared an aggregate cash distribution of approximately $107.0 million to the holders of Class B Units and approved Ferrellgas Partners’ intent to elect to convert the Class B Units into Class A Units. The distribution was paid on March 13, 2026 and all Class B Units were converted to Class A Units on March 16, 2026. See Note F “Equity (Deficit)” for more information.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses segment performance and decides how to allocate resources based on “Net earnings,” a GAAP measure. The measure of segment assets is reported on the condensed consolidated balance sheets as “Total assets” and the measure of capital expenditures is reported on the condensed consolidated statements of cash flows as “Capital expenditures” in the investing activities section.

Ferrellgas Partners

Reconciliation of segment results to consolidated net earnings

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Revenues	$524,559	$560,847	$1,521,162	$1,594,708
Less:
Cost of sales	233,123	271,618	684,177	762,791
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	87,554	86,841	269,375	270,977
Vehicle (1)	32,149	28,499	87,483	82,501
Plant and other (1)	68,734	44,052	151,661	124,828
Operating expense - equipment lease expense	2,944	3,833	10,525	14,333
Other segment items (2)	746	878	4,148	4,947
General and administrative expense:
Litigation settlement (1)	—	—	—	125,000
General and administrative expense	10,932	12,721	34,622	42,361
Depreciation and amortization expense	27,580	24,336	79,322	73,006
Interest expense	32,360	28,142	92,203	82,116
Loss on extinguishment of debt	—	—	3,003	—
Income tax expense	260	378	756	943
Net earnings	$28,177	$59,549	$103,887	$10,905

_______________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

The Operating partnership

Reconciliation of segment results to consolidated net earnings

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Revenues	$524,559	$560,847	$1,521,162	$1,594,708
Less:
Cost of sales	233,123	271,618	684,177	762,791
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	87,554	86,841	269,375	270,977
Vehicle (1)	32,149	28,499	87,483	82,501
Plant and other (1)	68,734	44,052	151,661	124,828
Operating expense - equipment lease expense	2,944	3,833	10,525	14,333
Other segment items (2)	792	881	4,199	4,960
General and administrative expense:
Litigation settlement (1)	—	—	—	125,000
General and administrative expense	10,033	12,720	32,695	42,359
Depreciation and amortization expense	27,580	24,336	79,322	73,006
Interest expense	32,360	28,142	92,203	82,116
Loss on extinguishment of debt	—	—	3,003	—
Income tax expense	255	324	751	889
Net earnings	$29,035	$59,601	$105,768	$10,948

_________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation charge,” “Loss on asset sales and disposals” and “Other income, net.”

O.    Subsequent events

Ferrellgas has evaluated events and transactions occurring from the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,524	43,209
Accumulated deficit	(44,524)	(44,209)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
General and administrative expense	$315	$225	$315	$366

Net loss	$(315)	$(225)	$(315)	$(366)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(315)	$(366)
Cash used in operating activities	(315)	(366)

Cash flows from financing activities:
Capital contribution	315	366
Cash provided by financing activities	315	366

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

B.    Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of April 30, 2026, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

C. Subsequent events

Partners Finance Corp. has evaluated events and transactions occurring from the balance sheet date through the date Partners Finance Corp.’s consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(unaudited)

	April 30, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,922	105,566
Accumulated deficit	(106,922)	(106,566)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
General and administrative expense	$356	$225	$356	$325

Net loss	$(356)	$(225)	$(356)	$(325)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(356)	$(325)
Cash used in operating activities	(356)	(325)

Cash flows from financing activities:
Capital contribution	356	325
Cash provided by financing activities	356	325

Net change in cash	—	—
Cash - beginning of period	—	—
Cash - end of period	$—	$—

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

As of April 30, 2026, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, issued on March 30, 2021, and (ii) the 2031 Notes.

C. Subsequent events

Finance Corp. has evaluated events and transactions occurring from the balance sheet date through the date Finance Corp.’s condensed financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References and Defined Terms

In this Item 2 of this Quarterly Report on Form 10-Q, unless the context indicates otherwise:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail - Sales to End Users, or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale - Sales to Resellers, or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales, or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners, which were converted to Class A Units on March 16, 2026;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

Also, the following terms are defined in this Item 2 of this Quarterly Report on Form 10-Q:

●	Amended Ferrellgas Partners LPA
●	Amended OpCo LPA
●	Credit Agreement
●	Credit Facility
●	Ferrellgas Partners Notes
●	OpCo LPA Amendment

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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Preferred Units, owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interest in the operating partnership, and, therefore, an effective 1.4% general partner economic interest. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership. On March 16, 2026, all Class B Units were converted to Class A Units. See Note F “Equity (Deficit)” for more information. For information regarding the economic and other terms of the Preferred Units, see Note E “Preferred units” to our condensed consolidated financial statements included elsewhere herein.

Our general partner performs all management functions for us. The parent company of our general partner, Ferrell Companies, currently beneficially owns approximately 10.0% of our outstanding Class A units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2026 and 2027 sales commitments and, as of April 30, 2026, we have experienced net mark-to-market gains of approximately $8.9 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the condensed consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2026, we estimate 88% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

Executive Overview

For the three months ended April 30, 2026 and 2025

During the three months ended April 30, 2026 and 2025, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $28.0 million and $59.1 million, respectively. The $31.1 million decrease was primarily due to an increase of $29.0 million in “Operating expense – personnel, vehicle, plant and other,” which was partially offset by a $2.2 million increase in “Gross margin.”

Distributable cash flow attributable to equity investors decreased to $67.0 million for the three months ended April 30, 2026 compared to $85.6 million for the prior year period, primarily due to a decrease of $12.7 million in Adjusted EBITDA and an increase of $6.5 million in “Net cash interest expense.” The increase in “Net cash Interest expense” consists of a $4.2 million increase in “Interest expense” on our unsecured notes related to the October 2025 refinancing, which was partially offset by a $2.2 million change in amortization costs related to our credit facility.

We had a distributable cash flow shortage of $56.7 million during the three months ended April 30, 2026, compared to a distributable cash flow excess of $68.3 million during the three months ended April 30, 2025. This $125.0 million change was primarily due to the $107.0 million distribution to Class B Unitholders made in March 2026, and the $18.6 million decrease in distributable cash flow attributable to equity investors noted above.

For the nine months ended April 30, 2026 and 2025

During the nine months ended April 30, 2026 and 2025, we recognized net earnings attributable to Ferrellgas Partners, L.P. of $103.3 million and $11.3 million, respectively. The $92.0 million increase was primarily due to a $125.0 million legal accrual recorded in the prior year, which was partially offset by an increase of $30.2 million in “Operating expense – personnel, vehicle, plant and other, and a $10.1 million increase in “Interest expense.”

Distributable cash flow attributable to equity investors was $192.6 million and $214.2 million for the nine months ended April 30, 2026 and 2025, respectively. The $21.6 million decrease was primarily due to a $15.5 million increase in “Net cash interest expense,” and a decrease of $10.1 million in Adjusted EBITDA, which was partially offset by a decrease of $4.6 million in “Maintenance capital expenditures”. The increase in “Net cash Interest expense” primarily relates to an increase of $10.1 million in “Interest expense” and a $3.0 million “Loss on extinguishment of debt” which were both related to the October 2025 refinancing transactions. The decrease in “Maintenance capital expenditures” primarily relates to failed sale-leaseback arrangements in the prior year period.

We had a distributable cash flow excess of $34.1 million and $161.9 million during the nine months ended April 30, 2026 and 2025, respectively. This $127.8 million decrease was primarily due to the $107.0 million distribution to Class B Unitholders made in March 2026, and the $21.6 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2026	2025	2026	2025
Total revenues	$524,559	$560,847	$1,521,162	$1,594,708

Total cost of sales	233,123	271,618	684,177	762,791

Operating expense - personnel, vehicle, plant and other	188,437	159,392	508,519	478,306
Depreciation and amortization expense	27,580	24,336	79,322	73,006
General and administrative expense	10,932	12,721	34,622	167,361
Operating expense - equipment lease expense	2,944	3,833	10,525	14,333
Non-cash employee stock ownership plan compensation charge	1,041	802	2,909	2,358
Loss on asset sales and disposals	432	855	2,983	4,546
Operating income	60,070	87,290	198,105	92,007
Interest expense	(32,360)	(28,142)	(92,203)	(82,116)
Loss on extinguishment of debt	—	—	(3,003)	—
Other income, net	727	779	1,744	1,957
Earnings before income taxes	28,437	59,927	104,643	11,848
Income tax expense	260	378	756	943
Net earnings	28,177	59,549	103,887	10,905
Net earnings (loss) attributable to noncontrolling interest	138	444	587	(375)
Net earnings attributable to Ferrellgas Partners, L.P.	$28,039	$59,105	$103,300	$11,280

Non-GAAP Financial Measures

In this Quarterly Report we present the following Non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow (shortage) excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, loss on extinguishment of debt, loss on asset sales and disposals, other income, net, severance, non-recurring employee benefit policy adjustment, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, acquisition and related costs, Class B Unit conversion costs, compliance costs, business transformation costs, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow (shortage) excess to Net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the three and nine months ended April 30, 2026 and 2025:

	Three months ended April 30,		Nine months ended April 30,
(amounts in thousands)	2026	2025	2026	2025
Net earnings attributable to Ferrellgas Partners, L.P.	$28,039	$59,105	$103,300	$11,280
Income tax expense	260	378	756	943
Interest expense	32,360	28,142	92,203	82,116
Depreciation and amortization expense	27,580	24,336	79,322	73,006
EBITDA	88,239	111,961	275,581	167,345
Non-cash employee stock ownership plan compensation charge	1,041	802	2,909	2,358
Loss on extinguishment of debt	—	—	3,003	—
Loss on asset sales and disposals	432	855	2,983	4,546
Other income, net	(727)	(779)	(1,744)	(1,957)
Severance (1)	356	—	356	—
Non-recurring employee benefit policy adjustment	(758)	—	(758)	—
Legal fees and settlements related to non-core businesses	—	1,479	—	130,633
Legal fees and settlements related to core businesses	13,087	—	13,087	4,540
Acquisition and related costs (2)	—	—	—	(798)
Class B Unit conversion costs (3)	275	—	275	—
Compliance costs (4)	—	—	704	—
Business transformation costs (5)	13	17	569	1,338
Net earnings (loss) attributable to noncontrolling interest	138	444	587	(375)
Adjusted EBITDA	102,096	114,779	297,552	307,630
Net cash interest expense (6)	(29,865)	(23,384)	(84,784)	(69,288)
Maintenance capital expenditures (7)	(5,440)	(6,365)	(20,942)	(25,506)
Cash paid for income taxes	(207)	(298)	(530)	(708)
Proceeds from certain asset sales	423	904	1,316	2,115
Distributable cash flow attributable to equity investors	67,007	85,636	192,612	214,243
Less: Distributions accrued or paid to preferred unitholders	15,357	15,623	47,640	48,086
Distributable cash flow attributable to general partner and non-controlling interest	(1,340)	(1,713)	(3,852)	(4,285)
Distributable cash flow attributable to Class A and B unitholders	50,310	68,300	141,120	161,872
Less: Distributions paid to Class A and B unitholders (8)	107,016	—	107,016	—
Distributable cash flow (shortage) excess	$(56,706)	$68,300	$34,104	$161,872
(1)Costs associated with corporate restructuring included in “Operating, general and administrative expense.”
(2)Non-recurring due diligence related to potential acquisition activities, restructuring costs and other adjustments.
(3)Costs related to conversion of Class B Units to Class A Units in March 2026 included in “Operating, general and administrative expense.”
(4)Non-recurring compliance costs included in “Operating, general and administrative expense.”
(5)Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(6)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(7)Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(8)The Company did not pay any distributions to Class A Unitholders during any of the periods in fiscal 2026 or 2025. The Company paid a cash distribution on the Class B Units of $82.32 per Class B Unit, or $107.0 million in the aggregate in March 2026.

Operating Results for the three months ended April 30, 2026 and 2025

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2026	2025	Increase (Decrease)
As of April 30,
Retail customers (1)	908,224	915,672	(7,448)	(1)%
Tank exchange selling locations	65,022	63,526	1,496	2%

(amounts in thousands)
Three months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	166,685	171,084	(4,399)	(3)%
Wholesale - Sales to Resellers	53,334	51,723	1,611	3%
	220,019	222,807	(2,788)	(1)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$369,773	$400,006	$(30,233)	(8)%
Wholesale - Sales to Resellers	128,109	129,667	(1,558)	(1)%
Other Gas Sales (2)	7,628	3,873	3,755	97%
Other (3)	19,049	27,301	(8,252)	(30)%
Propane and related equipment revenues	$524,559	$560,847	$(36,288)	(6)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$217,012	$207,016	$9,996	5%
Wholesale - Sales to Resellers (2)	58,214	58,639	(425)	(1)%
Other (3)	16,210	23,574	(7,364)	(31)%
Propane and related equipment gross profit	$291,436	$289,229	$2,207	1%

Operating, general and administrative expense (5)	$199,369	$172,113	$27,256	16%
Operating expense - equipment lease expense	2,944	3,833	(889)	(23)%

Operating income	$60,070	$87,290	$(27,220)	(31)%
Depreciation and amortization expense	27,580	24,336	3,244	13%
Non-cash employee stock ownership plan compensation charge	1,041	802	239	30%
Loss on asset sales and disposals	432	855	(423)	(49)%
Severance	356	—	356	100%
Non-recurring employee benefit policy adjustment	(758)	—	(758)	(100)%
Legal fees and settlements related to non-core businesses	—	1,479	(1,479)	NM
Legal fees and settlements related to core businesses	13,087	—	13,087	NM
Class B Unit conversion costs	275	—	275	100%
Business transformation costs	13	17	(4)	(24)%
Adjusted EBITDA	$102,096	$114,779	$(12,683)	(11)%

NM – Not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.

(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Persistent warmth continues to dominate the western half of the country. Average temperatures (measured by heating degree days) were 25% warmer than normal (based on AccuWeather’s ten-year average) and 26% warmer than the prior year quarter in the western half of the country. Temperatures in other parts of the country, although not as extreme as the west, also had warmer temperatures. Overall, average temperatures for the three months ended April 30, 2026, were 12% warmer than normal and 9% warmer than the prior year quarter. Propane sales volume during the three months ended April 30, 2026 decreased 2.8 million gallons, or 1%, compared to the prior year period. The Company continues to proactively grow business that is not temperature-sensitive, which partially alleviates the impact of weather on its propane sales.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the three months ended April 30, 2026 averaged 15.7% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 15.0% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.75 and $0.89 per gallon during the three months ended April 30, 2026 and 2025, respectively, while the wholesale market price at Conway, Kansas averaged $0.68 and $0.80 per gallon during the three months ended April 30, 2026 and 2025, respectively.

Revenues

Retail sales decreased $30.2 million, or 8%, compared to the prior year period, largely driven by the decrease in wholesale propane prices noted above. Retail gallons sold decreased 4.4 million gallons, or 3%, compared to the prior year period. The warmer weather in the west drove a 6.1 million decrease in gallons sold, which was partially offset by a 1.7 million increase in gallons sold in the rest of the country.

Wholesale sales decreased $1.6 million, or 1%, while gallons sold increased 1.6 million, or 3%, compared to the prior year quarter. A $4.7 million decrease in reseller and other wholesale sales was partially offset by a $3.1 million increase in tank exchange sales as selling locations increased to over 65,000 locations nationwide. Growth was concentrated in the channels where consumer demand is strongest. Selling locations, gallons, and revenue collectively reflect growth, demonstrating the durability of our wholesale distribution model.

Other gas sales increased $3.8 million compared to the prior year period primarily due to an increase in sales volume.

Other revenues decreased $8.3 million, or 30%, compared to the prior year period. The decrease relates to the presentation of certain transportation costs from a reduction of revenue to cost of product sold made in conjunction with the implementation of new CTRM software. This change does not impact gross profit, operating income or cash flows. We also have a decrease of $0.9 million in appliance sales, partially offset by a $0.7 million increase in miscellaneous revenue.

Gross margin - Propane and other gas liquids sales

Gross margin increased $9.6 million, or 4%, due to an increase of $10.0 million in retail gross margin partially offset by a decrease of $0.4 million, or 1%, in wholesale gross margin. The overall increase was driven by a $37.6 million decrease in cost of product sold, partially offset by a $28.0 million decrease in revenue.

The $10.0 million, or 5%, increase in retail gross margin was primarily driven by an increase of $21.1 million, or 18%, related to residential customers, which was partially offset by a $7.5 million decrease related to industrial commercial customers.

The $0.4 million decrease in wholesale gross margin was driven by a $1.3 million decrease in other wholesale sales, which was partially offset by a $0.9 million increase related to our tank exchange and reseller business.

Margin per gallon for the quarter increased by $0.06 or 5%, compared to the prior year period as we continue to benefit from operational efficiencies as we reduced unproductive deliveries and skipped stops.

Gross margin - other

Gross margin decreased $7.4 million, or 31%, compared to the prior year period, primarily due to the decrease in revenue noted above.

Operating income

We had operating income of $60.1 million and $87.3 million during the three months ended April 30, 2026 and 2025, respectively. The $27.2 million decrease was primarily due to increases of $29.0 million in “Operating expense – personnel, vehicle, plant and other” and $3.2 million in “Depreciation and amortization expense,” partially offset by the $2.2 million increase in gross margin noted above.

The $29.0 million increase in “Operating expense – personnel, vehicle, plant and other” relates to increases of $24.7 million in plant and other, $3.6 million in vehicle expense and $0.7 million in personnel expense. The resolution of legacy casualty claims drove an increase of $24.8 million in legal costs in plant and other. The Company does not expect most of these settlement costs to recur in future periods. The increase in vehicle expense was primarily due to increases of $2.2 million in fuel costs and $1.2 million for repairs and maintenance.

The $3.2 million increase in “Depreciation and amortization expense” relates to increases of $1.9 million in amortization expense, primarily related to the expansion of vending machine leases for our tank exchange business, and $1.3 million in depreciation expense.

Adjusted EBITDA

Adjusted EBITDA decreased $12.7 million, or 11%, to $102.1 million, compared to $114.8 million in the third quarter of the prior year. After adjusting for $12.3 million in non-recurring costs primarily related to settlements, operating expenses increased $16.7 million compared to the prior year period. This increase was partially offset by the $2.2 million increase in gross profit noted above.

Operating Results for the nine months ended April 30, 2026 and 2025

The following table summarizes propane sales volumes and Adjusted EBITDA results for the periods indicated:

	2026	2025	Increase (Decrease)
As of April 30,
Retail customers (1)	908,224	915,672	(7,448)	(1)%
Tank exchange selling locations	65,022	63,526	1,496	2%

(amounts in thousands)
Nine months ended April 30,
Propane sales volumes (gallons):
Retail - Sales to End Users	474,091	483,790	(9,699)	(2)%
Wholesale - Sales to Resellers	158,567	172,453	(13,886)	(8)%
	632,658	656,243	(23,585)	(4)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,025,412	$1,078,412	$(53,000)	(5)%
Wholesale - Sales to Resellers	397,676	409,381	(11,705)	(3)%
Other Gas Sales (2)	13,459	19,578	(6,119)	(31)%
Other (3)	84,615	87,337	(2,722)	(3)%
Propane and related equipment revenues	$1,521,162	$1,594,708	$(73,546)	(5)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$579,290	$570,293	$8,997	2%
Wholesale - Sales to Resellers (2)	183,677	186,125	(2,448)	(1)%
Other (3)	74,018	75,499	(1,481)	(2)%
Propane and related equipment gross profit	$836,985	$831,917	$5,068	1%

Operating, general and administrative expense (5)	$543,141	$645,667	$(102,526)	(16)%
Operating expense - equipment lease expense	10,525	14,333	(3,808)	(27)%

Operating income	$198,105	$92,007	$106,098	NM
Depreciation and amortization expense	79,322	73,006	6,316	9%
Non-cash employee stock ownership plan compensation charge	2,909	2,358	551	23%
Loss on asset sales and disposals	2,983	4,546	(1,563)	(34)%
Severance	356	—	356	100%
Non-recurring employee benefit policy adjustment	(758)	—	(758)	(100)%
Legal fees and settlements related to non-core businesses	—	130,633	(130,633)	NM
Legal fees and settlements related to core businesses	13,087	4,540	8,547	NM
Acquisition and related costs	—	(798)	798	100%
Class B Unit conversion costs	275	—	275	100%
Compliance costs	704	—	704	100%
Business transformation costs	569	1,338	(769)	(57)%
Adjusted EBITDA	$297,552	$307,630	$(10,078)	(3)%

NM – Not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.

(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and the “General and administrative expense” captions in the condensed consolidated statement of operations.

Propane sales volumes during the nine months ended April 30, 2026 decreased 23.6 million gallons, or 4%, compared to the prior year period. Above-normal temperatures experienced in the second quarter 2026 continued to be a factor in the third quarter 2026. Average temperatures (measured by heating degree days) were 18% warmer than normal (based on AccuWeather’s ten-year average) and 23% warmer than fiscal 2025 in the western half of the country. Other areas of the country, such as our Northeast and North Central regions, had temperatures that were 13% cooler than the prior year period, which were partially offset by temperatures that were 4% warmer than the prior year period in the midwest and southeast regions.

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas during the nine months ended April 30, 2026 averaged 12.5% less than the prior year period, while at the Conway, Kansas major supply point prices averaged 16.9% less than the prior year period. The wholesale market price at Mt. Belvieu, Texas averaged $0.70 and $0.80 per gallon during the nine months ended April 30, 2026 and 2025, respectively, while the wholesale market price at Conway, Kansas averaged $0.64 and $0.77 per gallon during the nine months ended April 30, 2026 and 2025, respectively.

Revenues

Retail sales decreased $53.0 million, or 5%, compared to the prior year period largely driven by the decrease in wholesale propane prices noted above. Retail gallons sold decreased 9.7 million gallons, or 2%, compared to the prior year period. The third fiscal quarter 2026 saw a continuation of above-average temperatures in the west, which drove a 13.7 million decrease in gallons sold, which was partially offset by a 4.0 million increase in gallons sold in the rest of the country. While retail customers decreased 1% compared to the prior year period contributing to the decrease in sales, the Company’s continued focus on service quality and customer experience resulted in improved retention over the prior year period. Regained accounts increased meaningfully compared to the prior year period, a strong indicator of improving win-back execution, while new location activity showed momentum in the north central and midwest regions.

Wholesale sales decreased $11.7 million, or 3%, compared to the prior year period, largely driven by the decrease in wholesale propane prices noted above. Wholesale gallons sold decreased 13.9 million gallons, or 8%, compared to the prior year period. Results were impacted by a $3.5 million decrease in tank exchange sales, partly attributable to the fiscal 2025 demand driven by Hurricane Helene and Hurricane Milton, which was partially offset by a 2% increase in tank exchange selling locations. So far, fiscal 2026 has not had any significant weather-related events.

Other gas sales decreased $6.1 million, or 31%, compared to the prior year period primarily due to a decrease in sales volume.

Other revenues decreased $2.7 million, or 3%, compared to the prior year period. The decrease was primarily due to a $1.7 million decrease in appliance and part sales and a $1.1 million decrease in miscellaneous revenue.

Gross margin - Propane and other gas liquids sales

Gross margin increased $6.6 million, or 1%, due to an increase of $9.0 million, or 2%, in retail gross margin, which was partially offset by a decrease of $2.4 million, or 1%, in wholesale gross margin. The overall increase was driven by a $77.4 million decrease in cost of product sold, partially offset by a $70.8 million decrease in revenue.

Retail gross margin increased $9.0 million and was primarily driven by an increase of $33.9 million, or 11%, related to residential customers, which was partially offset by a $15.7 million decrease related to industrial commercial customers and hedging activity.

The $2.4 million decrease in wholesale gross margin was primarily related to our tank exchange business.

Margin per gallon for the quarter increased by $0.06, or 5%, compared to the prior year period due to the factors noted above.

Gross margin - other

Gross margin decreased $1.5 million, or 2%, compared to the prior year period, primarily due to the decrease in revenues noted above.

Operating income

We had operating income of $198.1 million and $92.0 million during the nine months ended April 30, 2026 and 2025, respectively. The $106.1 million increase was primarily due to the $125.0 million legal settlement related to fiscal 2025 in “General and administrative expense.” The remaining decrease of $18.9 million relates to an increase of $30.2 million in “Operating expense – personnel, vehicle, plant and other,” partially offset by an additional $7.7 million decrease in “General and administrative expense” and the $5.1 million increase in gross margin described above.

The $30.2 million increase in “Operating expense – personnel, vehicle, plant and other” is comprised of increases of $26.8 million in plant and other and $5.0 million in vehicle expense, which were partially offset by a decrease of $1.6 million in personnel expense.

The $26.8 million increase in plant and other was primarily due to the resolution of legacy casualty claims, which drove an increase of $25.1 million in general liability insurance and legal costs. The Company does not expect most of these settlement costs to recur in future periods.

The increase in vehicle expense was primarily due to increases of $2.1 million for repairs and maintenance and $2.0 million in fuel costs.

The additional decrease of $7.7 million in “General and administrative expense” primarily relates to decreases in information technology costs, due to the completion of several business transformation projects in fiscal 2025, and $3.1 million related to other accruals.

Adjusted EBITDA

Adjusted EBITDA decreased $10.1 million primarily due to an increase of $22.4 million in “Operating expense – personnel, vehicle, plant and other,” after adjusting for $7.8 million in non-recurring costs primarily related to settlements, which was partially offset by a $5.1 million increase in gross margin, a $3.8 million decrease in operating lease expense, and a $3.5 million decrease in “General and administrative expense,” after adjusting for a $129.3 million decrease in EBITDA adjustments, primarily related to the $125.0 million legal settlement noted above that occurred in fiscal 2025.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on October 27, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a revolving credit facility (the “Credit Facility”), with a maturity date of October 27, 2028, in an aggregate principal amount of up to $350.0 million. An accordion feature allows for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note D “Debt” in the notes to our condensed consolidated financial statements.

As of April 30, 2026, our total liquidity was $219.7 million, which was comprised of $73.4 million in unrestricted cash and $146.3 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of April 30, 2026, letters of credit outstanding totaled $116.2 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for the twelve months ended April 30, 2026 to the twelve months ended January 31, 2026 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Nine months ended April 30, 2026	$192,612	$144,972	$47,640
Fiscal 2025	208,175	144,107	64,068
Less: Nine months ended April 30, 2025	214,243	166,157	48,086
Twelve months ended April 30, 2026	$186,544	$122,922	$63,622	2.9x

Twelve months ended January 31, 2026	205,173	141,285	63,888	3.2x
Change	$(18,629)	$(18,363)	$(266)	(0.3)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For the twelve months ended April 30, 2026, distributable cash flow attributable to equity investors decreased $18.6 million compared to the twelve months ended January 31, 2026 primarily due to a decrease of $12.7 million in Adjusted EBITDA, partially offset by decreases of $6.5 million in “Net cash interest expense” and $0.9 million in “Maintenance capital expenditures.” As of April 30, 2026, the accrued quarterly distribution to Preferred Unitholders was $17.9 million, net of tax. We paid $16.7 million of this distribution to holders, net of tax, on May 15, 2026. The remaining $1.2 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment.

We did not pay any cash distributions to our Class A Unitholders or the general partner during the nine months ended April 30, 2026 and 2025, respectively. In March 2026, we made a final distribution to our Class B Unitholders of approximately $107.0 million. We have made aggregate cash distributions of approximately $357.0 million to our Class B Unitholders since inception of our Class B Units. We subsequently converted all Class B Units to Class A Units on March 16, 2026. See Note F “Equity (Deficit)” in the notes to our condensed consolidated financial statements for more information. Cash reserves, which we utilize to meet future anticipated expenditures, were $122.9 million and $141.3 million for the twelve months ended April 30, 2026 and January 31, 2026, respectively.

Operating Activities

Ferrellgas Partners

Net cash provided by operating activities was $150.7 million and $116.6 million for the nine months ended April 30, 2026 and 2025, respectively. The $34.1 million increase in cash provided by operating activities was primarily due to a $98.1 million increase in operating cash flow and a $28.8 million decrease in requirements for accrued interest, which was offset by a $84.5 million decrease in requirements for other current liabilities, and a $7.4 million outflow associated with other assets and liabilities.

The $98.8 million increase in operating cash flow was driven by a decrease of $132.7 million in “General and administrative expense,” primarily related to a $125.0 million prior year settlement agreement, which was partially offset by an increase of $30.2 million in “Operating expense – personnel, vehicle, plant and other,” primarily related to the resolution of legacy general liability claims. The $84.5 million decrease in net cash requirements for other current liabilities was primarily driven by $75.0 million in litigation settlement payments.

The operating partnership

Net cash provided by operating activities was $150.8 million and $116.7 million for the nine months ended April 30, 2026 and 2025, respectively. The $34.1 million increase in cash provided by operating activities was primarily due to a $99.9 million increase in operating cash flow and a $28.8 million decrease in requirements for accrued interest, which was offset by a $85.1 million decrease in requirements for other current liabilities, and an $8.4 million outflow associated with other assets and liabilities.

The $99.9 million increase in operating cash flow was driven by a decrease of $134.7 million in “General and administrative expense,” primarily related to a $125.0 million prior year settlement agreement, which was partially offset by an increase of $30.2 million in “Operating expense – personnel, vehicle, plant and other,” primarily related to the resolution of legacy general liability claims. The $85.1 million decrease in net cash requirements for other current liabilities was primarily driven by $75.0 million in litigation settlement payments.

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

Net cash used in investing activities was $70.4 million and $69.8 million for the nine months ended April 30, 2026 and 2025, respectively. The $0.6 million increase in net cash used in investing activities was primarily due to a decrease of $3.8 million in “Business acquisitions, net of cash acquired.” We had no acquisitions during the nine months ended April 30, 2026 and one acquisition during the nine months ended April 30, 2025. This decrease was partially offset by a $3.6 million increase in “Capital expenditures,” primarily driven by assets related to failed sale-leaseback arrangements.

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

Financing Activities

Ferrellgas Partners

Net cash used in financing activities was $103.8 million and $61.6 million for the nine months ended April 30, 2026 and 2025, respectively. The $42.2 million increase in cash used in financing activities was primarily due to a $107.0 million distribution to the Company’s Class B Unitholders. The Class B Units were subsequently converted into Class A Units. See above for more information. In October 2025, the partnership issued $650.0 million aggregate principal amount of senior notes due 2031. The net proceeds received of $637.5 million, together with cash on hand, was used to redeem the $650.0 million senior notes due 2026, which is reflected in the proceeds from issuance of long-term debt and payments for settlement and early extinguishment of liabilities. Additionally, we had an increase of $87.5 million in short-term borrowings. The short-term borrowings were drawn for cash management purposes following expenses related to refinancing and litigation settlements. The overall increase was partially offset by an increase of $11.8 million in financing costs, driven by the October 2025 refinancing transaction, and $5.7 million in higher cash payments for the principal portion of lease liabilities.

Letters of credit outstanding at April 30, 2026 and July 31, 2025 totaled $116.2 million and $121.9 million, respectively. The letters of credit were used to secure insurance arrangements, product purchases and commodity hedges. As of April 30, 2026, we had available borrowing capacity under our Credit Facility of $146.3 million. Propane assets subject to lien under the Credit Facility were $400.3 million as of April 30, 2026.

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remained outstanding, any distributions by Ferrellgas Partners to its partners were to be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner was not less than 6:1. All Class B Units were converted into Class A Units on March 16, 2026. For additional information, see Note F “Equity (Deficit)” in the notes to our condensed consolidated financial statements.

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the nine months ended April 30, 2026 and 2025. On March 16, 2026, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $107.0 million to its Class B Unitholders. See Note F “Equity (Deficit)” in the notes to our condensed consolidated financial statements for additional information. No distributions were paid to Class B Unitholders during the nine months ended April 30, 2025.

Ferrellgas Partners made aggregate cash distributions of approximately $357.0 million to its Class B Unitholders since inception of its Class B Units in fiscal 2022. See Note M “Net (loss) earnings per unitholders’ interest” for additional information.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2026 Notes and the 2029 Notes (together with the 2026 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders and Class B Unitholders. See Note D “Debt” and Note E “Preferred units” for a discussion of these limitations. In our Annual Report on Form 10-K for fiscal 2025, see also “Risk Factors—Risks Inherent in an Investment in our Class A or Class B Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations may reduce our operating flexibility and ability to make cash distributions to holders of Class A Units and Class B Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

On November 15, 2025 and February 17, 2026, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. On May 15, 2026, $16.7 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2026, the Quarterly Distribution accrued was $17.9 million. The remaining Quarterly Distribution accrual of $1.2 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment.

On November 15, 2024, February 15, 2025, and May 15, 2025, $15.4 million of the Quarterly Distribution, net of tax, was paid in cash to holders of Preferred Units. As of April 30, 2025, the Quarterly Distribution accrued was $17.0 million. The remaining Quarterly Distribution accrual of $1.6 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $267.5 million for the nine months ended April 30, 2026, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

During the nine months ended April 30, 2026 and 2025, the operating partnership paid distributions to Ferrellgas Partners as described above.

Material Cash Requirements

As of April 30, 2026, there have been no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” in our Annual Report on Form 10-K for fiscal 2025, except for the October 2025 refinancing transaction disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2025. For additional information regarding our debt obligations, see Note D “Debt” to our condensed consolidated financial statements.

The operating partnership

The contractual obligations discussed above also apply to the operating partnership.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2026. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2026 and July 31, 2025 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.8 million and $12.4 million as of April 30, 2026 and July 31, 2025, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest rate risk

We had short-term borrowings of $87.5 million under our Credit Facility as of April 30, 2026. We had variable rate indebtedness outstanding related to our letters of credit under our Credit Facility of $116.2 million and $121.9 million as of April 30, 2026 and July 31, 2025, respectively. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

Critical accounting estimates

Our critical accounting estimates are disclosed under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K for fiscal 2025. During the nine months ended April 30, 2026, no modifications were made to these critical accounting estimates.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of April 30, 2026.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2026, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

During the quarter ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.      EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
* 101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 104	The cover page from Ferrellgas Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.
*	Filed herewith

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Vice President and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Vice President and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.
By Ferrellgas, Inc., its general partner

Date:	June 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

		By	/s/ Nicholas Heimer
Nicholas Heimer
Vice President and Corporate Controller (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 5, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer, President, and Sole Director

		By	/s/ Nicholas Heimer
Nicholas Heimer
Vice President and Corporate Controller (Principal Financial and Accounting Officer)