Form 10-K
period 2026-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P
filed 2026-09-25
CIK 922358, 922360, 1012493, 922359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the OTC Market on such date, was approximately $71,586,765. There is no aggregate market value of the common equity of Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2026, the registrants had common units or shares of common stock outstanding as follows:

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

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended July 31, 2026 of Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. Unless stated otherwise or the context otherwise requires, references to “Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries. References to the “operating partnership” mean Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp. The terms “us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries. On March 16, 2026, all Class B Units were converted to Class A Units. See Note I “Equity (Deficit)” to the consolidated financial statements for more information.

Ferrellgas Partners is a publicly traded Delaware limited partnership formed in 1994 and is primarily engaged in the retail distribution of propane and related equipment sales. Our Class A Units are traded on the OTC Market under the symbol “FGPR.” The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Class B Units and the Preferred Units, owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interests in the operating partnership, and, therefore, an effective 1.4% general partner economic interest. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership.

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS FINANCE CORP.

For the fiscal year ended July 31, 2026

FORM 10-K ANNUAL REPORT

			Page
PART I			4
ITEM	1.	BUSINESS	6
ITEM	1A.	RISK FACTORS	16
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	1C.	CYBERSECURITY	31
ITEM	2.	PROPERTIES	31
ITEM	3.	LEGAL PROCEEDINGS	32
ITEM	4.	MINE SAFETY DISCLOSURES	32
PART II			33
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	RESERVED	34
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	53
ITEM	9A.	CONTROLS AND PROCEDURES	53
ITEM	9B.	OTHER INFORMATION	54
PART III			55
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	55
ITEM	11.	EXECUTIVE COMPENSATION	62
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	68
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	70
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	72
PART IV			E-1
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	E-1
ITEM	16.	FORM 10-K SUMMARY	E-6

PART I

References and Defined Terms

In this Annual Report on Form 10-K:

●	“us,” “we,” “our,” “ours,” “consolidated,” the “Company” or “Ferrellgas” are references to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas, L.P., Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp., except when used in connection with “Class A Units” or “Class B Units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;
●	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, with its consolidated subsidiaries;
●	the “operating partnership” refers to Ferrellgas, L.P., together (except where the context indicates otherwise) with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
●	our “general partner” refers to Ferrellgas, Inc.;
●	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;
●	“Board of Directors” or “Board” refers to the board of directors of our general partner, except where the context indicates otherwise;
●	“GAAP” refers to accounting principles generally accepted in the United States;
●	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
●	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;
●	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third-party propane distributors or marketers and the volume of refined fuel sold;
●	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;
●	“Class A Units” refers to the Class A Units of Ferrellgas Partners, one of which was issued for every twenty of Ferrellgas Partners’ then-outstanding common units in a 1-for-20 reverse unit split effected on March 30, 2021;
●	“Class B Units” refers to the Class B Units of Ferrellgas Partners, which were converted to Class A Units on March 16, 2026;
●	“Preferred Units” refers to the Senior Preferred Units of the operating partnership;
●	“Unitholders” or “unitholders” refers to holders of Class A Units, holders of Class B Units or holders of Preferred Units, as indicated or as the context requires for each such reference; and
●	references to any fiscal year are to the fiscal year ended or ending on July 31 of the applicable year.

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

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, the operating partnership and Ferrellgas Partners Finance Corp. Our activities are primarily conducted through the operating partnership. Ferrellgas Partners and the Preferred Unitholders are the only limited partners of the operating partnership. Ferrellgas, Inc. is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the Preferred Units, owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interest in the operating partnership, and, therefore, an effective 1.4% general partner economic interest in the operating partnership. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership. On March 16, 2026, all Class B Units were converted to Class A Units. For information regarding the economic and other terms of the Preferred Units, see Note H “Preferred units” to our consolidated financial statements included elsewhere herein.

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

Business

We are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2026 and a leading national provider of propane by portable tank exchange.

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

As of July 31, 2026, approximately 70% of our residential customers utilize our equipment, while the remainder own their tanks. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Propane
sales volumes
Fiscal year ended	(in millions)
July 31, 2026	760
July 31, 2025	784
July 31, 2024	764

In fiscal 2026, no one customer accounted for 10% or more of our consolidated revenues.

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

Our other activities in our propane operations and related equipment sales include the following:

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on a 10-year average of information published by AccuWeather. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for weather trends compared to the prior fiscal year as well as to normal heating degree days.

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

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2026, ten suppliers accounted for approximately 67% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane, though propane prices could be affected; however, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of sales – propane and other gas liquids sales” in our consolidated statements of operations.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2026, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Our goal is to improve the operations and profitability of our propane operations and related equipment sales by integrating best practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of operations provide us a distinct competitive advantage and better analysis as we consider future opportunities.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 1,055 propane distribution locations in the United States as of July 31, 2026 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. We operate a retail distribution network, including portable tank exchange operations, using a structure of 36 service centers and 664 service units as of July 31, 2026. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

Governmental Regulation - Climate Change Legislation

Propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990 which we anticipate will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. California legislation requires mandatory reporting for specific climate-related data, including disclosure of Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions, beginning in November 2026, and Scope 3 GHG emissions, beginning in 2027, for the prior fiscal year. This legislation, which applies to all public and private U.S. companies doing business in California that meet a specific annual revenue threshold, also requires public disclosure of an entity's climate related financial risk and those measures taken to reduce and adapt to such risk. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. In addition to the California Low Carbon Fuel Standard, other states in recent years have passed or attempted to pass laws regulating GHG emissions, including initiatives like the Washington Cap and Invest Program and the New York Climate Leadership and Community Protection Act. The impact of any such legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance.

In March 2024, the SEC adopted a final rule for disclosure of specific climate-related data, including those Scope 1 and Scope 2 GHG emissions, outlined above, in registrants' registration statements and periodic reports. In May 2026, the SEC proposed to rescind this guidance. We will continue to monitor whether the rescission is adopted.

The U.S. Environmental Protection Agency (the “EPA”) has determined that carbon dioxide and other GHGs are regulated pollutants under the Clean Air Act. EPA leadership has prioritized climate change mitigation measures and has implemented regulations requiring significant reductions in carbon dioxide and other GHG emissions. In February 2026, the EPA rescinded its 2009 Greenhouse Gas Endangerment Finding, which served as the foundational legal basis for federal climate GHG emissions regulations under the Clean Air Act.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. Propane competes with electricity, among other alternative fuels, and to the extent the cost of production and delivery is reduced for electricity and other alternative fuel sources with which we compete, we may experience reduced demand for our propane. The One Big Beautiful Bill Act (“H.R. 1”) approved by Congress and signed by President Trump on July 4, 2025, significantly modifies the Inflation Reduction Act’s clean energy credits and incentives.

See "Risk Factors" in Item 1A of Part I below for information on material risks associated with our compliance with governmental regulations.

Governmental Regulation - Privacy and Data Security Legislation

Data privacy laws and regulations continue to evolve. For example, the California Consumer Privacy Act (“CCPA”) limits how we may collect and use personal data, in addition to imposing severe statutory damages and providing consumers with a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA, providing consumers with additional rights with respect to their personal data and establishing a regulatory agency dedicated to enforcing compliance. In 2026, twenty states have comprehensive privacy laws in effect. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to set standards for the collection, use, dissemination and security of data as well as requiring disclosures about these privacy practices. In April 2026, the SECURE Data Act was introduced by Congress to establish a single national standard for consumer privacy and data security. The effects of the CCPA, CPRA and other federal and states’ data privacy laws are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

Employees

At July 31, 2026, our general partner had 3,934 full-time employees in the following areas:

Propane field operations	3,560
Centralized corporate functions	374
Total	3,934

Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity of management is crucial to our ongoing success to manage our business. As of July 31, 2026, females and minority ethnic groups represented the following:

	Ferrellgas Overall	Ferrellgas Leadership (1)
Females	22%	25%
Minority ethnic groups	27%	13%
Total	45%	34%
(1)	Represents all management levels.

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

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. (the “Partners Finance Corp.”) has nominal assets, has no employees other than officers and does not conduct any operations but has previously served and may in the future serve as a co-issuer and co-obligor for debt securities issued by Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership may be able to invest in debt securities of Ferrellgas Partners because the Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of the Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B “Contingencies and Commitments” to the Partners Finance Corp.’s financial statements. As of July 31, 2026, Ferrellgas Partners had no debt securities outstanding, and the Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

ITEM 1A.   RISK FACTORS.

Various factors exist that pose risk to our business and the risk factors listed below outline some of the most significant risks, uncertainties, and assumptions that may affect our business. These risks are categorized by: (1) those related to our business and industry, (2) those inherent in an investment in our Class A Units or our debt securities and others related to our capital structure and financing arrangements, (3) those arising from our partnership structure and relationship with our general partner, and (4) those related to tax. Despite their ordering, these categories are not listed by priority, significance, or materiality. Additional risks, uncertainties, and assumptions may exist that are unforeseen, or currently deemed immaterial, that create potential for a material impact on our business. You should carefully consider the risks outlined below, in addition with other information outlined or incorporated by reference in this Annual Report.

Risks Related to our Business and Industry

Weather conditions, including warm winters, dry or warm weather in the harvest season and poor weather in the grilling season, may reduce the demand for propane, which could have a material adverse effect on our results of operations, cash flows, financial condition or liquidity.

Weather conditions have a significant impact on the demand for propane for heating, agricultural, and recreational grilling purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2026, approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance or condition. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our financial performance or condition. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to partially correlate with crude oil and natural gas prices. Heightened levels of uncertainty related to the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and other hostilities in the Middle East, in particular, may lead to additional economic sanctions by the U.S. and the international community and could further disrupt financial and commodities markets. Additionally, the current tariff environment is dynamic and uncertain, which may add to the disruption of the financial and commodities markets. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp increases in wholesale propane prices cannot be passed on to customers with which we have contracted pricing arrangements. Therefore, we are exposed to the risk of increased wholesale propane prices and reduced profit margins on the percentage of our contractual commitments that are not immediately hedged with an offsetting propane purchase commitment. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligations to purchase propane from us at their previously contracted price per gallon, and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the then-current pricing environment.

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

Through our supply procurement activities, we purchased approximately 67% of our propane from ten suppliers during fiscal 2026. During extended periods of colder-than-normal weather, these suppliers or other suppliers in one or more of the areas in which we operate could temporarily run out of propane, necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted, certain suppliers were to default or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

Hurricanes and other natural disasters can potentially destroy numerous business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damage and higher prices caused by hurricanes, wildfires and other natural disasters could also have an adverse effect on our financial condition due to the impact on the financial condition of our customers. To the extent the frequency or magnitude of significant weather events and natural disasters increases, the resulting increase in disruptions also could have adverse impacts on our business on both the supply and demand side and therefore adversely affect our results of operations and financial condition.

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

There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. Numerous proposals have been made and are likely to continue to be made at the national, regional and state levels of government to monitor and limit GHG emissions. Additionally, the EPA and the SEC have also issued climate change rules, many of which are being challenged through various states, industry groups, and others. These efforts include cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that limit GHG emissions from certain sources. In February 2026, the EPA rescinded its 2009 Greenhouse Gas Endangerment Finding, which served as the basis for various GHG emissions regulations. In May 2026, the SEC proposed to rescind its climate change rules. See “Item 1. Business – Government Regulation – Climate Change Legislation” above for more information. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value, and which also may become more prevalent in response to climate change regulation and other factors. See “Item I. Business – Industry” for additional information on our competition for customers against suppliers of electricity, natural gas and fuel oil.

Additionally, incentives offered under the Inflation Reduction Act could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for propane. H.R. 1 significantly modifies the Inflation Reduction Act’s clean energy credits and incentives. The ultimate impact on propane demand and our business is uncertain and may change as legislation moves forward. We cannot predict the effect that the development of alternative energy sources and related laws or changes made by the current administration might have on our financial position or results of operations.

Economic and political conditions may harm the energy business disproportionately to other industries.

Deteriorating regional and global economic and political conditions, including U.S. sanctions on Iran oil exports and conflict, unrest and economic instability in oil producing countries and regions, and the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and other hostilities in the Middle East, may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is likely that our industry will be either affected first or to a greater extent than other industries. These conditions or disruptions may impair our ability to effectively market or acquire propane or impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

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

Motor fuel is a significant operating expense for us in connection with the purchase and delivery of propane to our customers. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as changes in trade and tariff policy and geopolitical developments, including impacts from the ongoing conflicts between Russia and Ukraine, the U.S, and Iran, and other hostilities in the Middle East, supply and demand for oil, gas, and refined fuels, actions by oil and gas producers, actions by motor fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. We may not be able to pass any increases in motor fuel prices on to our customers. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

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

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite our security measures, our information technology systems may be vulnerable to attacks or breached due to employee error, malfeasance, sabotage, or other disruptions. The advancement of artificial intelligence (“AI”) and large language models has given rise to additional vulnerabilities and potential entry points for cyber threats. With generative AI tools, threat actors may have additional tools to automate breaches or persistent attacks, evade detection, or generate sophisticated phishing emails.

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

Our operations are subject to stringent federal, state and local laws and regulations relating to protection of the environment or human health and safety. Compliance with current and future environmental laws and regulations may increase our overall cost of business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities, and even the issuance of injunctions that may restrict or prohibit some or all of our operations. Such laws and regulations are subject to change, and we cannot provide assurance that the cost of compliance or the consequences of any failure to comply will not have a material adverse effect on our results of operations or financial condition.

Risks Inherent in an Investment in our Class A Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements

If we are unable to access the financing markets, including through our Credit Facility, it may adversely impact our business and liquidity.

Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. In addition, there are limitations on our ability to utilize fully all commitments under our Credit Facility. Availability under our Credit Facility is determined by reference to a borrowing base comprised of a combination of accounts receivable and propane inventory that fluctuates over time and the borrowing base may be further reduced by discretionary actions of the administrative agent under the Credit Facility. See Note G “Debt” to the consolidated financial statements included in this Annual Report for details. If we are unable to access the financing markets, including through our Credit Facility, we would be required to use cash on hand to fund operations and repay outstanding debt. There is no assurance that we will be able to generate sufficient cash to fund our operations and repay or refinance such debt.

Our substantial indebtedness and other financial obligations could impair our financial condition and our ability to satisfy our obligations and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial indebtedness and other financial obligations. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Note G “Debt” to the consolidated financial statements included in this Annual Report for more detail. Our long-term debt obligations do not contain any sinking fund provisions, but require aggregate principal payments, without premium, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Material Cash Requirements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our ability to enter leasing transactions at favorable terms could also be impacted. The Indentures, the Credit Agreement and the OpCo LPA Amendment restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due. For more detail, see Note G “Debt” and Note H “Preferred units” to the consolidated financial statements included in this Annual Report.

A lowering of the ratings assigned to us and our debt securities by rating agencies or withdrawal of such ratings, may increase our future borrowing costs, reduce our access to capital and adversely affect our ability to refinance or restructure our indebtedness.

The operating partnership has a corporate rating of B2 from Moody’s Investors Service (“Moody’s”) and its senior unsecured notes have a B3 rating from Moody’s and a B rating from S&P Global Ratings. Any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future downgrade or withdrawal of our ratings likely could make it more difficult or more expensive for us to obtain additional debt financing, including for the purpose of refinancing or restructuring our existing indebtedness.

Further, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. If any credit rating assigned to the OpCo Notes or other debt securities is lowered or withdrawn for any reason, you may not be able to resell such debt securities without a substantial discount.

Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations reduce our operating flexibility and ability to make cash distributions to holders of Class A Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.

The Indentures and the Credit Agreement contain, and any agreement that will govern debt incurred by us in the future may contain, various covenants that limit our ability to take certain actions as described in Note G “Debt” to the consolidated financial statements included in this Annual Report. These covenants also limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders. See Note H “Preferred units” to the consolidated financial statements included in this Annual Report for a discussion of limitations related to distributions.

The Indentures and the Credit Agreement contain important exceptions to the covenants, including the covenants that restrict our ability to sell assets and make restricted payments. For example, the 2029 Indenture initially permits the operating partnership to make $60 million plus the amount of the operating partnership’s Available Cash from Operating Surplus (as defined in the Indentures) for the preceding fiscal quarter (so long as the operating partnership’s fixed charge coverage ratio is greater than 1.75x) or $25 million (if the operating partnership’s fixed charge coverage ratio is equal to or less than 1.75x) plus an additional $5 million, in each case, of restricted payments for any purpose, subject to compliance with applicable conditions, as well as to make additional restricted payments for specified purposes. The 2031 Indenture has a similar but, in a few respects, less restrictive exception. Furthermore, we may utilize exceptions to sell assets, and such asset sales may be on unfavorable terms.

The operating partnership issued $700.0 million aggregate initial liquidation preference of Preferred Units, the terms of which restrict us from undertaking certain actions while such Preferred Units are outstanding.

The Preferred Units are entitled to quarterly distributions in cash or payment in kind and are redeemable at the option of the operating partnership at any time, or at the option of the holders no earlier than March 30, 2031, subject to the terms as described in more detail under Note H “Preferred units” to our consolidated financial statements included in this Annual Report.

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

In the event that the outstanding amount of Preferred Units is greater than $233.3 million after March 30, 2031, to the extent the operating partnership fails to redeem all the outstanding Preferred Units, holders of at least 1/3 of the outstanding Preferred Units will have the right to appoint a majority of the members of the board of directors of the general partner and initiate a sale of the operating partnership. These restrictions may limit our flexibility to pursue strategic opportunities.

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

Our Class A Units trade on the OTC markets, which have less liquidity than a major exchange and unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units.

Our Class A Units are quoted on the OTCID Basic Market and unitholders may face limited availability of market quotations for our Class A Units, reduced liquidity for the trading of our Class A Units and potentially lower trading prices for our Class A Units. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, and it could impair our ability to provide equity incentives to our employees. There can be no assurance that the trading market for our Class A Units will improve in the future or that any improvement will be sustained.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.

The OpCo Notes are not, and we do not expect any debt securities we may issue in the future to be listed on any securities exchange quoted through any automated quotation system. An established market for our debt securities may not develop, or if one does develop, it may not be maintained. We cannot assure a debt holder that a liquid market for the debt securities will develop, or that the holder will be able to sell its debt securities or receive a specific price upon any sale of its debt securities. If a public market for our debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors.

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

Our general partner manages and operates us. Unlike the holders of common stock in a corporation, our unitholders generally have only limited voting rights on matters affecting our business. Holders of the operating partnership’s Preferred Units have certain additional voting rights focused on their distribution rights or preferences and their protective covenants and other rights under the partnership agreements of the operating partnership. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of Ferrellgas Partners’ outstanding Class A Units and, in certain cases, holders of the operating partnership’s Preferred Units.

Class A Unitholders will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis. Under certain circumstances, holders of the Preferred Units may have the right to appoint a majority of the Board of Directors of our general partner after March 30, 2031. See Note H “Preferred units” to the consolidated financial statements included in this Annual Report.

Our general partner may not be removed except pursuant to the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the Class A Units owned by our general partner and its affiliates and upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding Class A Units entitled to vote.

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

Unitholders may be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, whether or not they receive any cash distributions from us. Unless we pay cash distributions on our Class A Units, Class A Unitholders will not receive any cash from us to cover any such tax liabilities, and, if we do pay cash distributions in the future, such cash distributions may not be equal to unitholders’ share of our taxable income or even equal to the actual tax liability which results from that income.

We continue to pursue a strategy to normalize our capital structure. As part of this strategy, we may engage in transactions that could have significant adverse tax consequences to our unitholders. For example, we may sell some of our assets and use the proceeds to fund capital expenditures or a redemption of our Preferred Units rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income and gain resulting from the sale without receiving a cash distribution. We may also engage in transactions to reduce our existing debt or debt service costs, such as debt exchanges, debt repurchases, or modifications of our existing debt, which could result in cancellation of indebtedness income, or other income, being allocated to our unitholders as taxable income. This may cause a unitholder to be allocated taxable income with respect to our units with no corresponding distribution of cash to fund the payment of the unitholder’s resulting tax liability. The ultimate effect of any such allocations will depend on the unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of this income.

Our unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

In general, our Class A Unitholders are entitled to a deduction for the interest we have paid or accrued on indebtedness properly allocable to our business during our taxable year. However, as introduced under the Tax Cuts and Jobs Act of 2017 and further amended, by H.R. 1, the deductibility of net interest expense is limited to the sum of our business interest income and 30% of our “adjusted taxable income” which for taxable years beginning after December 31, 2024 is computed without regard to depreciation, amortization or depletion deductions. Any business interest expense disallowed at the partnership level is then generally carried forward and may be deducted in a succeeding taxable year by a unitholder, in accordance with the unitholder’s applicable tax laws. These limitations might cause interest expense to be deducted by our unitholders in a later period than recognized in the GAAP financial statements.

There are limits on the deductibility of losses.

In the case of unitholders subject to the passive loss rules (generally, individuals, closely held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships.

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

An investment in Class A Units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly traded partnerships. We expect to be treated as a qualified publicly traded partnership. Distributions and dispositions involving foreign unitholders are subject to IRS withholding rules, including withholding at the highest individual rate on distributions and a 10% withholding on gross proceeds from unit sales under Section 1446(f) of the Code, which brokers are generally responsible for enforcing. Distributions may also be subject to an additional 10% withholding if they exceed cumulative net income, potentially reducing liquidity and increasing compliance burdens for foreign investors.

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

We may be audited by the IRS, and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns may lead to adjustments in unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

●	we do not have any employees and rely solely on employees of our general partner and its affiliates;
●	under the terms of the partnership agreements of Ferrellgas Partners and the operating partnership, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in providing employees to the operating partnership and rendering corporate staff and support services to us;
●	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;
●	neither the partnership agreements of Ferrellgas Partners and the operating partnership nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arm’s-length negotiations;
●	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;
●	the partnership agreements of Ferrellgas Partners and the operating partnership permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;
●	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations against itself or such affiliates;

●	our general partner may exercise its limited right to call for and purchase Class A Units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;
●	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;
●	our general partner and its affiliates have no obligation to present business opportunities to us;
●	our general partner selects the attorneys, accountants and others who perform services for us, and these persons may also perform services for our general partner and its affiliates; however, our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and
●	effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. Mr. Ferrell owns other companies with whom we may, from time to time, conduct transactions in the ordinary course of our business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including with respect to our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

Governance

Our executive management team, including our Chief Executive Officer, works with our information technology security team to assess and manage our overall risk exposure. The Audit Committee of our Board of Directors oversees those efforts and receives reports from the executive management team periodically, as appropriate.

ITEM 2.      PROPERTIES.

We own or lease the following transportation equipment at July 31, 2026:

	% Owned	% Leased	Approximate Total
Truck tractors	62%	38%	100
Propane transport trailers	99%	1%	131
Portable tank delivery trucks	61%	39%	644
Portable tank exchange delivery trailers	88%	12%	353
Bulk propane delivery trucks	66%	34%	1,465
Pickup and service trucks	68%	32%	942
Passenger vehicles	57%	43%	158
Other trailers	99%	1%	302
Railroad tank cars	—%	100%	27

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. At July 31, 2026, our propane distribution locations were comprised of 36 service centers and 664 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distributed propane for portable tank exchanges from 135 Company-owned distributors and 4 independently-owned distributors at July 31, 2026. In addition, we had 12 Company-owned portable tank exchange production facilities at July 31, 2026.

We owned approximately 38.5 million gallons of propane storage capacity at our propane distribution locations at July 31, 2026. We owned our land and buildings in the local markets of approximately 65% of our operating locations and leased the remaining facilities on terms customary in the industry at July 31, 2026.

We owned approximately 0.7 million propane tanks at July 31, 2026, most of which are located on customer property and rented to those customers. We also owned approximately 4.1 million portable propane cylinders at July 31, 2026, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

At July 31, 2026, we leased approximately 33.1 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

At July 31, 2026, we leased 1,728 square feet of office space at our corporate headquarters in the Kansas City metropolitan area. Our corporate headquarters has minimal office space, as the majority of our corporate workforce operates in a remote work environment.

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

ITEM 3.     LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note O “Contingencies and commitments” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

As of August 31, 2026, we had 363 Class A Unitholders of record. That Class A Unitholder figure does not include a substantially greater number of holders who are “street name” or beneficial holders and whose units are held of record by banks, brokers, and other institutions.

Distributions by Ferrellgas Partners

We have not paid any distributions to Class A Unitholders or the general partner during fiscal 2026, 2025 and 2024, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions during fiscal 2024. Ferrellgas Partners made a final aggregate cash distribution of approximately $107.0 million to Class B Unitholders during fiscal 2026. We did not make any distributions to Class B Unitholders during fiscal 2025 and made cash distributions of approximately $99.9 million to Class B Unitholders during fiscal 2024. We have paid approximately $357.0 million to Class B Unitholders since inception of the Class B units. On March 16, 2026, all Class B Units were converted to Class A Units. See Note I “Equity (Deficit)” to the consolidated financial statements for more information.

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

Recent Sales of Unregistered Equity Securities

There were none during fiscal 2026.

Purchases of Equity Securities

There were none during the fourth quarter of fiscal 2026.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Partners Finance Corp. or Finance Corp. Our general partner owns all of the general partner interest, and Ferrellgas Partners owns all of the limited partner interest (other than the limited partner interests represented by the Preferred Units), in the operating partnership. All of the common equity of Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Partners Finance Corp. or Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2026, there were no issuances of equity securities of the operating partnership, Partners Finance Corp. or Finance Corp.

Neither Partners Finance Corp. nor Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2026, 2025 or 2024. For information regarding distributions by the operating partnership to its partners see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” and Note H “Preferred units” and Note I “Equity (Deficit)” in the notes to the consolidated financial statements included elsewhere herein.

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

Propane operations and related equipment sales

Based on our propane sales volumes in fiscal 2026, we believe that we are the second largest retail marketer of propane in the United States and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies.

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

Our open financial derivative propane purchase commitments are designated as hedges primarily for fiscal 2027 and 2028 sales commitments and, as of July 31, 2026, we have experienced net mark-to-market losses of approximately $4.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark-to-market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other assets, net,” “Other current liabilities,” “Other liabilities” and “Accumulated other comprehensive income,” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of sales-propane and other gas liquid sales” in the consolidated statements of operations as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2026, we estimate 93% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

Summary Discussion of Results of Operations:

For the years ended July 31, 2026 and 2025

We recognized net earnings attributable to Ferrellgas Partners, L.P. of $71.7 million during fiscal 2026 compared to a net loss attributable to Ferrellgas Partners, L.P. of $15.6 million during fiscal 2025. The $87.3 million change was primarily driven by:

●	A decrease of $134.2 million in “General and administrative expense” driven primarily by a $125.0 million legal settlement in fiscal 2025;

partially offset by the following:

●	an increase of $20.4 million in “Operating expenses – personnel, vehicle, plant and other,” consisting of increases of $14.8 million in plant and other costs and $7.6 million in vehicle expense, partially offset by a decrease of $2.0 million in personnel expense;
●	a $16.8 million increase in “Interest expense” primarily related to a $19.2 million increase on our unsecured notes related to the October 2025 refinancing, which was partially offset by a $5.4 million decrease in amortization costs related to our credit facility; and
●	an $8.7 million increase in “Depreciation and amortization expense” due to increases of $6.5 million in amortization expense, primarily related to finance leases, and $2.2 million in depreciation expense.

Distributable cash flow attributable to equity investors decreased to $179.1 million in fiscal 2026 compared to $208.2 million in fiscal 2025. The $29.1 million decrease was primarily due to a $23.0 million increase in “Net cash interest expense” and a $9.4 million decrease in Adjusted EBITDA, which was partially offset by a $4.1 million decrease in “Maintenance capital expenditures” as $7.5 million related to fiscal 2025 failed sale leasebacks was partially offset by a $2.4 million increase due to the implementation of our new CTRM software.

Distributable cash flow excess was $3.2 million and $139.9 million in fiscal 2026 and 2025, respectively. The $136.7 million decrease was primarily due to a final $107.0 million aggregate distribution paid to Class B unitholders in fiscal 2026 and the $29.1 million decrease in distributable cash flow attributable to equity investors noted above.

Consolidated Results of Operations

	Year ended July 31,
(amounts in thousands)	2026	2025
Total revenues	$1,864,014	$1,938,337

Total cost of sales	840,061	915,521

Operating expense - personnel, vehicle, plant and other	651,258	630,834
Depreciation and amortization expense	107,076	98,426
General and administrative expense	44,432	178,617
Operating expense - equipment lease expense	14,212	18,720
Non-cash employee stock ownership plan compensation expense	3,881	3,143
Loss on asset sales and disposals	4,774	2,957
Operating income	198,320	90,119
Interest expense	(124,910)	(108,064)
Loss on extinguishment of debt	(3,003)	—
Other income, net	2,328	2,944
Earnings (loss) before income taxes	72,735	(15,001)
Income tax expense	910	1,372
Net earnings (loss)	71,825	(16,373)
Net earnings (loss) attributable to noncontrolling interest	92	(807)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$71,733	$(15,566)

Non-GAAP Financial Measures

In this Annual Report we present the following non-GAAP financial measures: Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders, and Distributable cash flow excess.

Adjusted EBITDA. Adjusted EBITDA for Ferrellgas Partners is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., plus the sum of the following: income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation expense, loss on extinguishment of debt, loss on asset sales and disposals, other income, net, severance, non-recurring employee benefit policy adjustment, legal fees and settlements related to non-core businesses, legal fees and settlements related to core businesses, acquisition and related costs, Class B conversion costs, compliance costs, business transformation costs, and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes make it easier to compare its results with other companies that have different financing and capital structures. Adjusted EBITDA, as management defines it, may not be comparable to similarly titled measurements used by other companies. Items added into our calculation of Adjusted EBITDA that will not occur on a continuing basis may have associated cash payments. This method of calculating Adjusted EBITDA should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

The following table reconciles Adjusted EBITDA, Distributable cash flow attributable to equity investors, Distributable cash flow attributable to Class A and B Unitholders and Distributable cash flow excess to Net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, for the fiscal years indicated:

	Year ended July 31,
(amounts in thousands)	2026	2025
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$71,733	$(15,566)
Income tax expense	910	1,372
Interest expense	124,910	108,064
Depreciation and amortization expense	107,076	98,426
EBITDA	304,629	192,296
Non-cash employee stock ownership plan compensation expense	3,881	3,143
Loss on extinguishment of debt	3,003	—
Loss on asset sales and disposals	4,774	2,957
Other income, net	(2,328)	(2,944)
Severance (1)	815	—
Non-recurring employee benefit policy adjustment	(6,023)	—
Legal fees and settlements related to non-core businesses	—	130,635
Legal fees and settlements related to core businesses	10,587	4,540
Acquisition and related costs (2)	—	(798)
Class B Unit conversion costs (3)	603	—
Non-recurring compliance costs	704	—
Business transformation costs (4)	569	1,672
Net earnings (loss) attributable to noncontrolling interest	92	(807)
Adjusted EBITDA	321,306	330,694
Net cash interest expense (5)	(115,056)	(92,065)
Maintenance capital expenditures (6)	(28,006)	(32,067)
Cash paid for income taxes	(899)	(1,345)
Proceeds from certain asset sales	1,786	2,958
Distributable cash flow attributable to equity investors	179,131	208,175
Less: Distributions accrued or paid to preferred unitholders	65,231	64,068
Distributable cash flow attributable to general partner and non-controlling interest	(3,694)	(4,164)
Distributable cash flow attributable to Class A and B unitholders	110,206	139,943
Less: Distributions paid to Class B unitholders (7)	107,016	—
Distributable cash flow excess	$3,190	$139,943
(1)	Costs associated with corporate restructuring included in “Operating, general and administrative expense”.
(2)	Non-recurring due diligence related to potential acquisition activities, restructuring costs, and other adjustments.
(3)	Costs related to conversion of Class B Units to Class A Units in fiscal 2026 included in “Operating, general and administrative expense”.
(4)	Non-recurring costs included in “Operating, general and administrative expense” related to business transformation initiatives.
(5)	Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net.
(6)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment, and may from time to time include the purchase of assets that are typically leased.
(7)	The Company did not pay any distributions to Class A unitholders during fiscal 2026 or 2025. The Company paid a cash distribution on the Class B Units of $82.32 per Class B Unit, or $107.0 million in the aggregate in March 2026.

Operating Results for the years ended July 31, 2026 and 2025

Propane operations and related equipment sales

The following table summarizes propane sales volumes and Adjusted EBITDA results for the fiscal years indicated:

	2026	2025	Increase (Decrease)
As of July 31,
Retail customers (1)	894,597	902,652	(8,055)	(1)%
Tank exchange selling locations	65,693	63,267	2,426	4%

(amounts in thousands)
Year ended July 31,
Propane sales volumes (gallons):
Retail - Sales to End Users	556,207	566,948	(10,741)	(2)%
Wholesale - Sales to Resellers	203,364	217,179	(13,815)	(6)%
	759,571	784,127	(24,556)	(3)%
Revenues -
Propane and other gas liquids sales:
Retail - Sales to End Users	$1,204,880	$1,254,562	$(49,682)	(4)%
Wholesale - Sales to Resellers	536,395	552,405	(16,010)	(3)%
Other Gas Sales (2)	15,327	21,126	(5,799)	(27)%
Other (3)	107,412	110,244	(2,832)	(3)%
Propane and related equipment revenues	$1,864,014	$1,938,337	$(74,323)	(4)%

Gross Margin -
Propane and other gas liquids sales gross margin: (4)
Retail - Sales to End Users (2)	$680,624	$670,931	$9,693	1%
Wholesale - Sales to Resellers (2)	248,193	255,090	(6,897)	(3)%
Other (3)	95,136	96,795	(1,659)	(2)%
Propane and related equipment gross profit	$1,023,953	$1,022,816	$1,137	0%

Operating, general and administrative expense (5)	$695,690	$809,451	$(113,761)	(14)%
Operating expense - equipment lease expense	14,212	18,720	(4,508)	(24)%

Operating income	$198,320	$90,119	$108,201	NM
Depreciation and amortization expense	107,076	98,426	8,650	9%
Non-cash employee stock ownership plan compensation expense	3,881	3,143	738	23%
Loss on asset sales and disposals	4,774	2,957	1,817	61%
Severance	815	—	815	100%
Non-recurring employee benefit policy adjustment	(6,023)	—	(6,023)	(100)%
Legal fees and settlements related to non-core businesses	—	130,635	(130,635)	NM
Legal fees and settlements related to core businesses	10,587	4,540	6,047	133%
Acquisition and related costs	—	(798)	798	100%
Class B Unit conversion costs	603	—	603	100%
Non-recurring compliance costs	704	—	704	100%
Business transformation costs	569	1,672	(1,103)	(66)%
Adjusted EBITDA	$321,306	$330,694	$(9,388)	(3)%

NM – not meaningful

(1)	Beginning in the first quarter of fiscal 2026, we refined our methodology for determining active customers to better align with business initiatives and internal reporting. The updated approach identifies customers based on invoiced billing activity from all revenue streams including rent, services, fees, and appliance sales, in addition to propane delivery. It also captures unique delivery locations, rather than billing accounts. Management believes this provides a more meaningful measure of customer activity. Prior period amounts have been updated to reflect this change. The revision did not affect any financial metrics.
(2)	Gross margin for “Other Gas Sales” is allocated to Gross margin “Retail - Sales to End Users” and “Wholesale - Sales to Resellers” based on the volumes in each respective category.
(3)	“Other” primarily includes various customer fee income and to a lesser extent appliance and material sales.
(4)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of sales - Propane and other gas liquids sales” and does not include depreciation and amortization.
(5)	“Operating, general and administrative expense” above includes both the “Operating expense – personnel, vehicle, plant and other” and “General and administrative expense” captions in the consolidated statements of operations.

Wholesale market pricing

Our wholesale sales price per gallon partially correlates to the change in the wholesale market price of propane. The wholesale market prices at our major supply point in Mt. Belvieu, Texas during fiscal 2026 averaged 9% less than fiscal 2025. The wholesale market price at Mt. Belvieu, Texas averaged $0.72 and $0.79 per gallon during fiscal 2026 and fiscal 2025, respectively. This decrease in the wholesale cost of propane contributed to our decrease in sales price per gallon and therefore revenues.

Revenues

Overall revenues decreased $74.3 million, or 4%, in fiscal 2026 compared to the prior year. Persistent warmth, especially in the western half of the U.S., impacted demand. Over the western half of the U.S, average temperatures (measured by heating degree days) were 16% warmer than normal (based on AccuWeather’s 10-year average) and 41% warmer than fiscal 2025. Overall, average temperatures for fiscal 2026 were 3% warmer than normal (based on a 10-year average) and 11% warmer compared to fiscal 2025. Propane sales volumes during fiscal 2026 decreased 3%, or 24.6 million gallons, compared to fiscal 2025. The Company continues to proactively grow weather agnostic business.

Retail sales decreased $49.7 million, or 4%, in fiscal 2026 compared to fiscal 2025. This decrease correlates with the warmer weather and 2% decrease in retail gallons sold in fiscal 2026 compared to fiscal 2025, and a decrease in sales price per gallon, all as discussed above.

Wholesale sales decreased $16.0 million, or 3%, in fiscal 2026 compared to fiscal 2025. This decrease correlates with a 6% decrease in wholesale gallons sold in fiscal 2026 compared to fiscal 2025, and a decrease in sales price per gallon, as discussed above. In fiscal 2026 compared to fiscal 2025, tank exchange sales decreased $10.7 million, or 3%, as tank exchange volumes sold decreased 5%. Additionally, our reseller business decreased $4.1 million, or 5%, in fiscal 2026 compared to fiscal 2025. The lack of significant weather events coupled with heat advisories and rain over several major holidays impacted the grilling season and consumer demand. Offsetting this, the 4% net increase in tank exchange selling locations was primarily due to growth from both new customers and added sites of existing customers, in addition to expansion of our vending operations.

Other gas sales decreased $5.8 million, or 27%, in fiscal 2026 compared to fiscal 2025 primarily due to a corresponding decrease of 8.1 million gallons sold.

Other revenues decreased $2.8 million, or 3%, in fiscal 2026 compared to fiscal 2025 primarily due to a decrease of $2.2 million in sales of appliances and parts.

Gross margin - Propane and other gas liquids sales

Gross margin increased $2.8 million due to an increase of $9.7 million, or 1%, in retail gross margin, partially offset by a decrease of $6.9 million, or 3%, in wholesale gross margin.

The increase in retail gross margin was primarily driven by a $45.2 million increase related to our residential and transport customers, as cost of sales decreased 26% as the Company utilized technology and other initiatives to manage costs. The Company converted more than 6,100 Will Call locations to Auto Fill delivery, a shift that improved route delivery, demand forecasting, and margin performance. Additionally, temp heat tank sets increased 37% compared to the prior year and new residential tank sets grew 15%. This increase was partially offset by a $20.3 million decrease in industrial commercial gross margin and a $15.8 million decrease primarily related to futures revenues.

The decrease in wholesale gross margin was primarily due to a $4.7 million decrease in our tank exchange business as the $10.7 million decrease in revenues noted above was only partially offset by a $6.1 million decrease in cost of sales. Expense management is crucial as inflationary pressures continue in fiscal 2026. Two cage refurbishment facilities were opened to reduce capital requirements. Additionally, a reduction in stockouts, early deliveries and skipped stops all benefited tank exchange operations.

Gross margin - other

Gross margin decreased $1.7 million, or 2%, in fiscal 2026 compared to fiscal 2025.

Operating income

Operating income increased $108.2 million, primarily due to a $125.0 million legal settlement in fiscal 2025, partially offset by a $20.4 million increase in operating expense, both of which are included in “Operating, general and administrative expense.”

The $20.4 million increase in “Operating expense – personnel, vehicle, plant and other” was driven by increases of $14.8 million in plant and other costs and $7.6 million in vehicle expense, which were partially offset by a decrease of $2.0 million in personnel expense.

The $14.8 million increase in plant and other includes the resolution of legacy general liability claims, which drove a net increase of $22.0 million in legal costs, partially offset by decreases of $5.1 million in miscellaneous expense and $1.6 million in software expense as we completed several business transformation projects in fiscal 2025.

The $7.6 million increase in vehicle expense was primarily driven by increases of $5.3 million in fuel costs and $2.6 million related to repairs and maintenance.

The $2.0 million decrease in personnel expense primarily relates to decreases of $6.0 million for a non-recurring employee benefit-related change, $4.4 million for incentive adjustments and contract labor, partially offset by increases of $6.8 million in payroll and related costs and $2.4 million for workers compensation adjustments. The increase in payroll costs includes a $1.4 million reduction in overtime costs as we delivered less gallons to our customers.

Adjusted EBITDA

Adjusted EBITDA decreased $9.4 million, or 3%, to $321.3 million in fiscal 2026 compared to $330.7 million in fiscal 2025. A $20.4 million increase in operating expense compared to the prior year, primarily due to the settlement of several legacy general liability claims in fiscal 2026, was partially offset by a $5.4 million decrease in general and administrative expense, after EBITDA adjustments, primarily related to a $125.0 million legal settlement in fiscal 2025, and a $4.5 million decrease in equipment lease expense. The $5.4 million decrease in general and administrative expense was primarily due to an aggregate decrease of $6.3 million for incentive adjustments, contract labor and payroll costs, which was offset by a $2.2 million increase in miscellaneous expense.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash flows from operating activities, our Credit Facility and funds received from sales of debt and equity securities. The operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors are parties to a credit agreement dated March 30, 2021, as amended on October 27, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the lenders and issuing lenders party thereto from time to time, which provides for a revolving credit facility (the “Credit Facility”), with a maturity date of October 27, 2028, in an aggregate principal amount of up to $350.0 million. An accordion feature allows for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. For additional discussion, see Note G “Debt” in the notes to our consolidated financial statements included in this Annual Report.

As of July 31, 2026, our total liquidity was $195.1 million, which was comprised of $48.4 million in unrestricted cash and $146.7 million of availability under our Credit Facility. These sources of liquidity and short-term capital resources are intended to fund our working capital requirements, acquisitions and capital expenditures. As of July 31, 2026, letters of credit outstanding totaled $115.8 million. Our access to long-term capital resources, to the extent needed to refinance debt or for other purposes, may be affected by our ability to access the capital markets, covenants in our debt agreements and other financial obligations, unforeseen demands on cash, or other events beyond our control. The operating partnership has a corporate rating of B2 from Moody’s and its senior unsecured notes have a B3 rating from Moody’s and a B rating from S&P Global Ratings.

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

Distributable Cash Flow

Distributable cash flow attributable to equity investors is reconciled to net earnings (loss) attributable to Ferrellgas Partners, L.P., the most directly comparable GAAP measure, in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Non-GAAP Financial Measures” above. A comparison of distributable cash flow attributable to equity investors to cash distributions accrued or paid to equity investors for fiscal 2026 to fiscal 2025 is as follows (in thousands):

	Distributable	Cash reserves	Cash distributions
	cash flow attributable	approved by our	accrued or paid to	DCF
	to equity investors	General Partner	equity investors	ratio (1)
Year ended July 31, 2026	$179,131	$113,900	$65,231	2.7x
Year ended July 31, 2025	208,175	144,107	64,068	3.2x
Change	$(29,044)	$(30,207)	$1,163	(0.5)x
(1)	DCF ratio is calculated as Distributable cash flow attributable to equity investors divided by Cash distributions accrued or paid to equity investors.

For fiscal 2026, distributable cash flow attributable to equity investors decreased $29.0 million compared to fiscal 2025 primarily due to a $23.0 million increase in “Net cash interest expense” and a $9.4 million decrease in Adjusted EBITDA, which was partially offset by a $4.1 million decrease in “Maintenance capital expenditures”. The increase in “Net cash interest expense” consists of a $19.8 million increase in interest expense and a $5.4 million decrease in the amortization of capitalized financing costs related to amendments to our Credit Facility, which was partially offset by a $2.4 million increase in other income, net. The decrease in “Maintenance capital expenditures” is due to a $7.5 million decrease related to fiscal 2025 failed sale leasebacks, partially offset by a $2.4 million increase due to the implementation of our new CTRM software.

As of July 31, 2026, the accrued quarterly distribution to Preferred Unitholders was $18.5 million, net of tax. We paid $16.7 million of this distribution on August 15, 2026. The remaining $1.8 million represents Additional Amounts payable to certain holders of Preferred Units, pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the years ended July 31, 2026 and 2025, we paid $1.6 million for Additional Amounts payable pursuant to the side letters.

We did not pay any cash distributions to our Class A Unitholders or the general partner during fiscal 2026 or fiscal 2025. In March 2026, we made a final aggregate distribution to our Class B Unitholders of $107.0 million. We have made aggregate cash distributions of approximately $357.0 million to our Class B Unitholders since inception of our Class B Units. We subsequently converted all Class B Units to Class A Units on March 16, 2026. See Note I “Equity (Deficit)” in the notes to our consolidated financial statements included in this Annual Report for more information. Cash reserves, which we utilize to meet future anticipated expenditures, were $113.9 million and $144.1 million for the years ended July 31, 2026 and 2025, respectively.

Operating Activities

Ferrellgas Partners

Fiscal 2026 v Fiscal 2025

Net cash provided by operating activities was $152.7 million for fiscal 2026 compared to $136.3 million for fiscal 2025. The $16.4 million increase in cash provided by operating activities was primarily due to a $98.9 million increase in operating cash flow and a $12.7 million inflow associated with working capital, which was partially offset by a $68.6 million increase in requirements for other current liabilities, a $9.6 million outflow associated with other assets and liabilities, a $9.1 million outflow associated with prepaid expenses, and an $8.0 million increase in requirements for accrued interest.

The $98.9 million increase in operating cash flow was driven by a decrease of $134.2 million in “General and administrative expense,” primarily related to a $125.0 million prior year settlement agreement, which was partially offset by an increase of $20.4 million in “Operating expense – personnel, vehicle, plant and other,” primarily related to the resolution of legacy general liability claims, and an increase in “Interest expense” of $16.8 million. The $68.6 million increase in net cash requirements for other current liabilities was primarily driven by a $37.5 million litigation settlement payment and $22.8 million related to the settlement of several legacy general liability claims.

The $1.1 million increase in gross profit was primarily due to a $75.4 million decrease in cost of sales, partially offset by a $74.3 million decrease in revenues.

The operating partnership

Fiscal 2026 v Fiscal 2025

Net cash provided by operating activities was $152.8 million for fiscal 2026 compared to $136.5 million for fiscal 2025. The $16.3 million increase in cash provided by operating activities was primarily due to a $99.8 million increase in operating cash flow and a $12.7 million inflow associated with working capital, which was partially offset by a $69.2 million increase in requirements for other current liabilities, a $9.6 million outflow associated with other assets and liabilities, a $9.2 million outflow associated with prepaid expenses, and an $8.0 million increase in requirements for accrued interest.

The $99.8 million increase in operating cash flow was driven by a decrease of $136.1 million in “General and administrative expense,” primarily related to the $125.0 million prior year settlement agreement, which was partially offset by an increase of $20.4 million in “Operating expense – personnel, vehicle, plant and other,” primarily related to the resolution of legacy general liability claims, and an increase in “Interest expense” of $16.8 million. The $69.2 million increase in net cash requirements for other current liabilities was primarily driven by a $37.5 million litigation settlement payment and $22.8 million related to the settlement of several legacy general liability claims.

The $1.1 million increase in gross profit was primarily due to a $75.4 million decrease in cost of sales, partially offset by a $74.3 million decrease in revenues.

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

Fiscal 2026 v Fiscal 2025

Net cash used in investing activities was $75.5 million for fiscal 2026 compared to $80.8 million for fiscal 2025. This $5.3 million decrease in net cash used in investing activities was primarily due to a $3.8 million decrease in “Business acquisitions, net of cash acquired” and a $2.7 million decrease in “Capital expenditures”. We had no acquisitions during fiscal 2026 and one acquisition during fiscal 2025. These decreases were partially offset by a $1.2 million decrease in “Proceeds from sale of assets.”

Due to the mature nature of our operations, we do not anticipate significant fluctuations in maintenance capital expenditures, with the exception of future decisions regarding lease versus buy financing options. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

The operating partnership

Fiscal 2026 v Fiscal 2025

The investing activities discussed above also apply to the operating partnership.

Financing Activities

Ferrellgas Partners

Fiscal 2026 v Fiscal 2025

Net cash used in financing activities was $125.6 million for fiscal 2026 compared to $82.8 million for fiscal 2025. This $42.8 million increase in cash used in financing activities was primarily due to a $107.0 million distribution to the Company’s Class B unitholders. The Class B units were subsequently converted into Class A units. See above for more information. In October 2025, the operating partnership issued $650.0 million aggregate principal amount of senior notes due 2031. The net proceeds received of $637.5 million, together with cash on hand, was used to redeem the $650.0 million senior notes due 2026, which is reflected in the proceeds from issuance of long-term debt and payments for settlement and early extinguishment of liabilities. Additionally, we had an increase of $87.5 million in short-term borrowings. The short-term borrowings were drawn for cash management purposes following expenses related to refinancing and litigation settlements. The increase in short-term borrowings was partially offset by an increase of $9.0 million in financing costs, driven by the October 2025 refinancing transaction, and $7.9 million in higher cash payments for the principal portion of lease liabilities.

Letters of credit were used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2026 and 2025 totaled $115.8 million and $121.9 million, respectively. As of July 31, 2026, we had available borrowing capacity under our Credit Facility of $146.7 million. Assets subject to lien under the Credit Facility were $363.9 million as of July 31, 2026.

Subsequent to July 31, 2026, we had an additional $20.0 million short-term borrowing under our Credit Facility. See Note G “Debt” in the notes to our consolidated financial statements included in this Annual Report for additional information.

The operating partnership

Fiscal 2026 v Fiscal 2025

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

Pursuant to the Amended Ferrellgas Partners LPA, while any Class B Units remained outstanding, any distributions by Ferrellgas Partners to its partners were to be made such that the ratio of (i) the amount of distributions made to holders of Class B Units to (ii) the amount of distributions made to holders of Class A Units and the general partner was not less than 6:1. All Class B Units were converted into Class A Units on March 16, 2026. For additional information, see Note I “Equity (Deficit)” in the notes to our consolidated financial statements included in this Annual Report.

Ferrellgas Partners did not pay any distributions to Class A Unitholders or the general partner during fiscal 2026, 2025 or 2024, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distribution during fiscal 2024 as described below.

In fiscal 2026, Ferrellgas Partners made a final cash distribution in the aggregate amount of approximately $107.0 million to its Class B Unitholders. We did not make any distributions to Class B unitholders in fiscal 2025. In fiscal 2024, Ferrellgas Partners made a cash distribution in the aggregate amount of approximately $99.9 million to its Class B Unitholders. We have made aggregate cash distributions of approximately $357.0 million to our Class B Unitholders since inception of our Class B Units in fiscal 2022. See Note I “Equity (Deficit)” and Note S "Net loss per Unitholders' interest" in the notes to our consolidated financial statements included in this Annual Report for additional information.

The ability of Ferrellgas Partners to make cash distributions to its Class A Unitholders is dependent on the receipt by Ferrellgas Partners of cash distributions from the operating partnership. For so long as any Preferred Units remain outstanding, the amount of cash that otherwise would be available for distribution by the operating partnership to Ferrellgas Partners will be reduced by the amount of cash distributions and other payments made by the operating partnership in respect of the Preferred Units, including payments to redeem Preferred Units. Further, the indentures governing the 2029 Notes and the 2031 Notes (together with the 2029 Notes, the “OpCo Notes”), the Credit Agreement and the OpCo LPA Amendment governing the Preferred Units contain covenants that limit the ability of the operating partnership to make distributions to Ferrellgas Partners and therefore effectively limit the ability of Ferrellgas Partners to make distributions to its Class A Unitholders. See Note G “Debt” and Note H “Preferred units” for a discussion of these limitations. See also “Risk Factors—Risks Inherent in an Investment in our Class A Units or our Debt Securities and Other Risks Related to Our Capital Structure and Financing Arrangements—Restrictive covenants in the Indentures, the Credit Agreement and the agreements governing our other future indebtedness and other financial obligations reduce our operating flexibility and ability to make cash distributions to holders of Class A Units. The Indentures, the Credit Agreement and the OpCo LPA Amendment contain important exceptions to these covenants.”

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

As of July 31, 2026, the Quarterly Distribution accrued was $18.5 million. During fiscal 2026, three quarterly payments of $15.4 million, net of tax, and one quarterly payment of $16.7 million, net of tax, relating to Quarterly Distributions were paid in cash to holders of Preferred Units. The remaining Quarterly Distribution accrual of $1.8 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to the side letters outlined in the OpCo LPA Amendment. Additionally, during the year ended July 31, 2026, we paid $1.6 million for Additional Amounts payable pursuant to the side letters.

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

Cash distributions paid

Fiscal 2026

On March 13, 2026, Ferrellgas Partners paid a final cash distribution to holders of the Class B Units in the amount of $82.32 per Class B Unit or approximately $107.0 million in the aggregate.

On March 6, 2026, the operating partnership paid a cash distribution to Ferrellgas Partners in the amount of approximately $107.0 million, which Ferrellgas Partners used to pay the March 13, 2026 distribution to its Class B Unitholders described above.

Fiscal 2025

No distributions were paid in Fiscal 2025.

The operating partnership paid cash distributions during fiscal 2026 and 2025 in respect of its Preferred Units as discussed above under “—Preferred unit distributions.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for distributions by Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $347.7 million for fiscal 2026, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Issuance of letter of credit on behalf of Ferrellgas Partners by the operating partnership

The operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a final settlement payment, which was paid on January 15, 2026. See Note N “Transactions with related parties” in the notes to the consolidated financial statements included in this Annual Report for more information.

Related party Class A Unitholders

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2026	July 31, 2026
Ferrell Companies (1)	1,126,468	$—
FCI Trading Corp. (2)	9,784	—
Ferrell Propane, Inc. (3)	2,560	—
James E. Ferrell (4)	253,772	—
(1)	Ferrell Companies is the owner of the general partner and an approximate 9.9% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ beneficial ownership to 10.0% at July 31, 2026.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. Ferrell Resources Holdings, Inc., which is wholly owned by the James E. Ferrell Revocable Trust One, holds the remaining 230 Class A Units, for which James E. Ferrell is the trustee and sole beneficiary. Additionally, 15,600 Class A Units are directly held by Mr. Ferrell in IRA accounts.

Material Cash Requirements

The following table summarizes our future material cash requirements as of July 31, 2026:

	Payment or settlement due by fiscal year
(in thousands)	2027	2028-2029	2030-2031	Thereafter	Total
Long-term debt, including current portion (1)	$1,310	$826,460	$650,400	$200	$1,478,370
Fixed rate interest obligations (2)	108,594	217,188	90,187	—	415,969
Operating lease obligations (3)	15,645	17,832	5,905	6,363	45,745
Finance lease obligations (4)	22,172	28,040	10,203	4,687	65,102
Pension withdrawal liability (5)	284	568	568	1,960	3,380
Product purchase commitments (6)	39,918	9	—	—	39,927
Total	$187,923	$1,090,097	$757,263	$13,210	$2,048,493
Underlying product purchase volume commitments (in gallons)	65,764	10	—	—	65,774
(1)	We have long and short-term payment obligations under agreements such as the indentures governing our senior notes. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, see Note G “Debt” to our consolidated financial statements included in this Annual Report.
(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt.
(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.
(4)	We lease certain property, plant and equipment under noncancelable and cancelable financing leases. Amounts shown in the table represent minimum lease payment obligations under our third-party financing leases for the periods indicated.
(5)	These payments relate to a liability incurred in connection with the withdrawal from certain pension plans.
(6)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2026 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from 2 to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no material revisions to depreciable lives in fiscal 2026.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2026, 2025 or 2024.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2026 or 2025, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2026 or 2025, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

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

We did not recognize any impairment losses related to our intangible assets during fiscal 2026, 2025 or 2024. For additional information regarding our intangible assets, see Note B “Summary of significant accounting policies” and Note F “Goodwill and intangible assets, net” to our consolidated financial statements in this Annual Report.

Accounting for risk management activities and derivative financial instruments

We enter into commodity forward, futures, swaps and options contracts involving propane to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of sales and operating expenses in the consolidated statements of operations or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative commodity and interest rate contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B “Summary of significant accounting policies,” Note L “Fair value measurements” and Note M “Derivative instruments and hedging activities” to our consolidated financial statements in this Annual Report. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Litigation accruals and environmental liabilities

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business as described in Note O “Contingencies and commitments” to our audited consolidated financial statements. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

Goodwill impairment

We record goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. We have determined that we have one reporting unit for goodwill impairment testing purposes. As of July 31, 2026, this reporting unit contains goodwill that is subject to at least an annual goodwill impairment test. In the first step of the test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting unit as of the date of evaluation. To the extent a reporting unit’s carrying value exceeds it fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2026. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2026 and 2025, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.3 million and $12.4 million as of July 31, 2026 and 2025, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

We had short-term borrowings of $87.5 million under our Credit Facility as of July 31, 2026. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have variable rate indebtedness (including any disbursements or payments related to letters of credit) outstanding under our Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of July 31, 2026.

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2026, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Partners Finance Corp., and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 2013 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2026.

During the most recent fiscal quarter ended July 31, 2026, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the quarter ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 25, 2026. Officers are appointed to their respective office or offices either annually or as needed. Except for one director designated by certain securityholders as described below, our directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	86	1984	N/A	Chairman of the Board of Directors

Tamria A. Zertuche	54	N/A	2019	Chief Executive Officer and President

Nicholas W. Heimer	38	N/A	2025	Vice President and Corporate Controller (Principal Financial and Accounting Officer)

Brent J. Banwart	40	N/A	2025	Vice President of Human Resources and Information Technology

Allen G. Jones	46	N/A	2025	Vice President, General Counsel and Secretary

Scott I. Asner	75	2026	N/A	Director

Pamela A. Breuckmann	50	2013	N/A	Vice Chair of the Board of Directors

Stephen M. Clifford	66	2015	N/A	Director

Joe Eby	54	2023	N/A	Director

Michael F. Morrissey	84	1999	N/A	Director

Edward J. Newberry	64	2021	N/A	Director

Andrew Safran	73	2026	N/A	Director

Craig Snyder	45	2021	N/A	Director

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

Nicholas W. Heimer – Mr. Heimer assumed the principal financial officer responsibilities for the registrants effective May 2, 2025 and was promoted to Vice President and Corporate Controller in February 2026. Before joining Ferrellgas, he served as CFO for Marathon Ventures, Inc. for approximately three years, and prior to that, served as Corporate Controller at Wholestone Farms for approximately three years. Mr. Heimer earned a bachelor’s in accounting and finance from the University of Wisconsin – Eau Claire.

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

Allen G. Jones – Mr. Jones has served as the Vice President of Legal, General Counsel and Secretary of Ferrellgas since October 2023. Prior to joining Ferrellgas, Mr. Jones served as general counsel, assistant general counsel, and in various other senior roles, including compliance officer, for publicly traded and privately held entities in the energy, building materials, and healthcare industries, including Clinical Reference Laboratory, Inc., Ash Grove Cement Company, and CVR Energy, Inc, CVR Refining, LP, and CVR Partners, LP. Mr. Jones has more than twenty years of legal experience including in the areas of mergers and acquisitions, corporate governance, securities, compliance, litigation, and regulatory matters. Mr. Jones received a Bachelor of Science in Business Administration from the University of Kansas and a Juris Doctor from the University of Kansas School of Law.

Scott I. Asner – Mr. Asner was appointed to the Board of Directors on January 6, 2026 and was appointed to the Mergers and Acquisitions Committee in fiscal 2026. Mr. Asner is a longstanding investment manager and a founding principal of Eighteen Capital Group, a fully integrated real estate investment platform. He has more than 30 years of experience managing investments, with a primary focus on multifamily real estate. As Co-CEO of Eighteen Capital Group, Mr. Asner oversaw the firm’s financial and legal operations, including financial analysis of investments, oversight of financing activities, and capital structuring. Before founding Eighteen Capital Group, Mr. Asner practiced law for 20 years. Mr. Asner earned his Bachelor of Science in Economics, majoring in actuarial science, from the Wharton School of Finance at the University of Pennsylvania in 1972. He graduated magna cum laude, receiving the Herbert S. Steuer Memorial Prize for outstanding scholarship and leadership in his class. He went on to earn his Juris Doctor degree from Stanford Law School in 1975. Mr. Asner has served on several for-profit and nonprofit boards and is the former chairman of Kaw Valley Behavioral Health Care Center.

Pamela A. Breuckmann – Ms. Breuckmann was elected to the Board of Directors in 2013 and is a member of the Audit Committee, the Corporate Governance and Nominating Committee, the Office of the Chair, and is Chair of the Mergers and Acquisitions Committee. In May 2026, Ms. Breuckmann was appointed Vice Chair of the Board. In addition, during 2018, Ms. Breuckmann was appointed a co-plan administrator of the Ferrell Companies, Inc. Employee Stock Ownership Plan, by the Board of Directors of Ferrell Companies, Inc. Since 2011, Ms. Breuckmann has served as the President and since January 2015, Chief Executive Officer of Ferrell Capital, Inc., a company established in 1998 to manage the financial, business and personal affairs of the Ferrell family. Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, during 2018, Ms. Breuckmann became the President and member of the Board of Mosaic, LLC, the private family trust company for the Ferrell family, registered under the Banking regulations in the State of Tennessee. During 2009-2019, she was also the President and Chief Operating Officer of Samson Capital Management, LLC. This SEC registered investment advisory business specialized in managing Master Limited Partnership securities for investors. The blend of Ms. Breuckmann’s investment experience, accounting background and finance roles give her a unique perspective that serves the Board of Directors well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP. We consider Ms. Breuckmann to be a financial expert. Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting. She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.

Stephen M. Clifford – Mr. Clifford joined the Board of Directors in 2015 and is the chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee and the Office of the Chair. Mr. Clifford served as Chief Executive Officer of PBI Gordon Companies, Inc. from October 2020 until his retirement in November 2025, and previously as Chief Operating Officer starting July 2018. Mr. Clifford retired from Ernst & Young in July 2015 after having served as the Managing Partner of Ernst & Young’s Kansas City, Missouri office from 1999 until his retirement. His career at Ernst & Young spanned a total of 32 years, including 19 years as an assurance partner. During his tenure as the Managing Partner, Mr. Clifford was also a member of the executive committee for Ernst & Young’s Midwest Area, which was responsible for nearly 4,500 professionals across the Midwest. In addition to his role as the Managing Partner, Mr. Clifford served as the coordinating partner responsible for external audit engagements for clients ranging from Fortune 500 public companies to high growth, private equity-backed companies. Mr. Clifford is the past Chairman of the Board for the Leukemia and Lymphoma Society, a former member of the Board of Directors and Chairman of the audit committee for the Archdiocese of Northeast Kansas, and the past Chairman of the Board for Cristo Rey High School of Kansas City. Mr. Clifford brings to the Board many years of leadership experience as a chief executive and an assurance partner of a major accounting firm and extensive experience in developing and executing growth strategies, acquisitions, and capital transactions. We consider Mr. Clifford to be an audit committee financial expert. Mr. Clifford obtained his Bachelor of Science and Business Administration, Finance & Accounting degree from Texas Christian University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999, chairs the Board’s Audit Committee, serves on the Board’s Compensation Committee and the Office of the Chair, and previously served as Vice Chairman of the Board and on the Board’s Corporate Governance and Nominating Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. Throughout his tenure, Mr. Morrissey has served as a board member on the boards of directors of various companies.

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

Edward J. Newberry – Mr. Newberry was elected to the Board of Directors on September 13, 2021 and appointed as Chairman of the Compensation Committee and is a member of the Corporate Governance and Nominating Committee. Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups and is a member of the firm’s Executive Leadership Group at Squire Patton Boggs (US) LLP. Mr. Newberry is widely recognized as one of the leading lawyer-lobbyists in Washington DC. He was selected as one of the top 200 attorneys in the U.S. by Forbes and is ranked as a Leading Lawyer by The Legal 500, which has noted he “is one of the most talented lawyers in Washington,” as well as “an excellent strategic thinker and tactician.”

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

Andrew Safran – Mr. Safran was appointed to the Board of Directors on May 21, 2026. Mr. Safran is the managing partner of Safran Advisors LLC. Mr. Safran served as an Operating Partner, Private Equity, and Senior Advisor at Apollo Global Management where he was a member of both the Natural Resources and Infrastructure teams and oversaw investments in energy transition and natural resources. Prior to joining Apollo, Mr. Safran was Vice Chairman of Investment Banking at Deutsche Bank and a member of the bank’s Corporate and Investment Banking – Americas Executive Committee. Previously, he spent 24 years with Citigroup (and predecessor firms) as Vice Chairman of Global Banking and Chairman of Citi’s Global Energy, Power, Renewables and Chemical Groups. Mr. Safran also served as Citi's Global Head of Energy, Power, Renewables & Chemicals and on the bank's corporate and investment banking operating committee. He has served on the boards of directors of Pipeline Funding Company, LLC, Jackalope Gathering Services, LLC, Total Operations and Productions Services, LLC, and as a Trustee Emeritus of Tufts University and a member of the Board of Advisors of the Fletcher School of Law & Diplomacy. Mr. Safran graduated magna cum laude from Tufts University and received his MA from the Fletcher School of Law & Diplomacy. He currently serves on the Board of Trustees of the Monmouth Medical Center.

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

Mr. Snyder was appointed to the Board on April 9, 2021. Mr. Snyder’s appointment to the Board was made in accordance with the terms of the Amended OpCo LPA, as amended by the OpCo LPA Amendment, our general partner’s bylaws, and a voting agreement dated as of March 30, 2021 among our general partner, FCI and the purchasers of the Preferred Units, pursuant to which the Preferred Unitholders are permitted, subject to certain conditions, to designate one independent director to the Board.

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

Although our Class A Units are no longer listed on the NYSE and we therefore are not subject to the corporate governance listing standards of the NYSE or any other securities exchange, certain of our committee charters continue to refer with respect to certain matters to requirements of the NYSE listing standards, and, among other matters, the Board has continued to evaluate the independence of directors in accordance with NYSE standards. The Board has affirmatively determined that Ms. Breuckmann, Mr. Asner, Mr. Clifford, Mr. Eby, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors are “independent” as described by the NYSE’s corporate governance rules. In conjunction with regular Board meetings, these non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

Insider Trading Policy

The Company has adopted a Policy Against Insider Trading, which governs the purchase, sale, or other disposition of the Company’s securities, and is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. This policy is applicable to our directors, officers, employees, and the Company itself. The Company’s insider trading policy is Exhibit 19.1 to this Annual Report on Form 10-K.

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

Compensation Committee

The Board has a designated Compensation Committee, which is comprised of Mr. Eby, Mr. Morrissey,  and Mr. Newberry. Mr. Newberry is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate. The Compensation Committee charter is available on the Company’s website.

Mergers and Acquisitions Committee

The Board has designated a Mergers and Acquisitions Committee, which is comprised of Mr. Asner, Ms. Breuckmann, and Mr. Eby. Ms. Breuckmann is the Chair of the Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee has the power and authority to oversee and to supplement management of the Company in evaluating potential acquisition opportunities.

Office of the Chair

The Board has designated an Office of the Chair, which is comprised of Ms. Breuckmann, Mr. Clifford, and Mr. Morrissey. The Office of the Chair has the power and authority to provide advice to the Chairman of the Board as to strategic, operational and governance matters and to provide information to the Chairman of the Board in the intervals between meetings of the full Board. In discharging its duties, the Office of the Chair has the full power to consult with, retain and compensate independent legal, financial and/or other advisers as it deems necessary or appropriate.

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

Compensation of our General Partner

Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

(1)	distributions on its combined approximate 1.4% general partner interest in Ferrellgas Partners and the operating partnership; and
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

However, since the delisting of our common stock, to our knowledge, the officers and directors of our general partner and 10% beneficial owners of our Class A Units generally have continued to file the reports that would be required by Section 16(a) if the Class A Units were registered under Section 12 of the Exchange Act. To our knowledge, based solely on its review of the copies of such Section 16(a) forms and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2026 all Section 16(a) filing requirements that would have been applicable to the officers and directors of our general partner and beneficial owners of more than 10% of our Class A Units (if the Class A Units were registered under Section 12 of the Exchange Act) were met in a timely manner.

ITEM 11.   EXECUTIVE COMPENSATION.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for fiscal 2026. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on Ferrellgas Partners.

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2026 and the two most highly compensated executive officers other than the PEO serving on July 31, 2026 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

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

Our compensation philosophy includes benchmarking executive positions using national market data from companies of similar revenue size to us. Data used to compare executive compensation is derived from the compensation survey data obtained from Mercer, LLC. (“Mercer”), a human resourcing consulting firm, using its United States Mercer Benchmark Database survey and the Radford McLagan Compensation Database survey provided by Aon. Data obtained was used to compare NEO’s current base salaries and total direct compensation. Mercer and Aon did not provide any formal consulting services.

Components of Named Executive Officer Compensation

During fiscal 2026, elements of compensation for our NEOs consisted of the following:

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

The amount of each NEO’s most recent salary during fiscal 2026 is displayed in the table below. The amount of salary paid to each NEO during fiscal 2026 is displayed in the “Salary” column of the Summary Compensation Table.

2026 Annual
Base Salary
Named Executive Officer	($)
Tamria A. Zertuche	900,000
Brent J. Banwart	407,000
Allen G. Jones	385,000

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

Equity-based Incentive Compensation Plans

We have an equity-based incentive compensation plan, the Ferrell Companies Incentive Compensation Plan (the “ICP”), in which our NEOs are permitted to participate. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other equity-linked incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 10 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire ten years from the date of issuance. Awards granted to NEOs must also be approved by the Compensation Committee. No stock option awards, SARs, performance shares or other incentives payable in cash or in stock were granted under the ICP to NEOs in fiscal 2026 or 2025.

Additionally, if a change in control of Ferrell Companies occurred on July 31, 2026, the last business day of fiscal 2026, all SARs issued under the ICP were valued at zero and, accordingly, no payment thereunder would have been due to any of our NEOs.

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

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 50% of their eligible base salary and up to 100% of their annual bonus compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to the SSP and the above 401(k) Plan combined. Employee contributions are 100% vested, while our matching contributions vest ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are similar to the investment options offered under the 401(k) Plan.

Summary Compensation Table

The following table sets forth the compensation of our NEOs for the last two fiscal years:

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
Tamria A. Zertuche	2026	915,865	875,000	—	23,678	1,814,543
Chief Executive Officer and President	2025	825,000	—	—	22,405	847,405
Brent J. Banwart	2026	422,654	225,000	—	15,791	663,445
Vice President of Human Resources and Information Technology	2025	406,827	56,844	—	14,486	478,157
Allen G. Jones	2026	399,808	133,333	—	17,810	550,951
Vice President, General Counsel and Secretary	2025	370,000	56,458	—	12,954	439,412

The “All Other Compensation” column of the Summary Compensation Table above consisted of the following:

		ESOP	401(k) Plan		Total All Other
		Allocations	Match	Other	Compensation
Name	Fiscal Year	($)	($)	($)	($)
Tamria A. Zertuche	2026	5,723	12,918	5,037	23,678
	2025	5,672	11,500	5,233	22,405
Brent J. Banwart	2026	5,723	10,018	50	15,791
	2025	5,672	8,764	50	14,486
Allen G. Jones	2026	4,694	12,106	1,010	17,810
	2025	—	11,944	1,010	12,954

Potential Payments Upon Termination or Change in Control

During fiscal 2026, an Executive Employment Agreement (the “Employment Agreement”) was in effect obligating us to make payments to Ms. Zertuche if her employment was terminated by the general partner without cause or if she parted with the general partner under certain circumstances that qualified as “good reason” under the Employment Agreement. In those scenarios, she is entitled to receive: (i) certain accrued obligations; (ii) a lump sum payment of any amounts remaining under the Employment Agreement; and (iii) subject to Ms. Zertuche’s election of and qualification for continuation coverage, for a period of 12 consecutive months following termination of employment, premium costs for certain insurance benefits in the monthly amount the general partner was paying toward Ms. Zertuche’s general partner-provided group health plan insurance coverage immediately prior to her cessation of employment. On July 16, 2026, a First Amendment to the Employment Agreement, effective as of July 16, 2026, extended the term of the Employment Agreement through July 31, 2029.

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees, Phantom Unit awards, and SAR awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. All directors are paid a base fee, plus additional fees depending on their level of activity. The base fee as of July 31, 2026 was $125,000 per year. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member. The Chairman of the Audit Committee received an additional $25,000. The respective Chairman of the Compensation Committee, Corporate Governance and Nominating Committee, and Mergers and Acquisitions Committee each received an additional $15,000. The members of the Office of the Chair each received an additional $15,000.

Our Chief Executive Officer formulates preliminary annual director fee, phantom award and SAR award recommendations for each Board member. These recommendations are subject to review and approval by the Compensation Committee. To assist our Chief Executive Officer and the Compensation Committee, publicly available board of director compensation data within our industry is reviewed to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package. No SAR awards were granted to our non-employee directors during fiscal 2026.

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

Under the Phantom Plan, if a change in control of Ferrell Companies occurred on July 31, 2026, the last business day of fiscal 2026, each non-employee director participating in the Phantom Plan would have been entitled to receive the fair value of outstanding vested Phantom Plan awards as of such date. Pursuant to the terms of the Phantom Plan, unvested awards may be automatically vested at the discretion of the Board’s Compensation Committee. As of July 31, 2026, 76,374 awards were vested and, accordingly, payment thereunder would have been due for these vested awards to any of our non-employee directors participating in the Phantom Plan.

The following table sets forth the compensation of our non-employee directors for fiscal 2026.

	Fees Paid in	Option	Phantom Unit	All Other	Total
Name	Cash ($)	Awards ($)	Awards ($) (1)	Compensation ($)	($)
James E. Ferrell	200,000	—	124,994	—	324,994
Scott I. Asner (2)	41,667	—	72,921	—	114,588
Pamela A. Breuckmann	140,000	—	124,994	—	264,994
Stephen M. Clifford	140,000	—	124,994	—	264,994
Joe Eby	125,000	—	124,994	—	249,994
Carney Hawks (3)	125,000	—	124,994	—	249,994
Michael F. Morrissey	172,500	—	124,994	—	297,494
Edward J. Newberry	170,000	—	124,994	—	294,994
Andrew Safran (4)	—	—	24,629	1,230,000	1,254,629
Craig Snyder (5)	125,000	—	—	—	125,000
(1)	In the first quarter of fiscal 2026, existing directors, with the exception of Mr. Snyder, received an award of 8,492 phantom units with a grant date fair value based on the respective closing price of the Company’s Class A units for the ten trading days preceding the grant date. The grant date was October 9, 2025 at a fair value of $14.72 per unit.
(2)	Mr. Asner was appointed as a director on January 6, 2026 and received an award of 3,796 phantom units with a grant date fair value based on the respective closing price of the Company’s Class A units for the ten trading days preceding the grant date. The grant date was January 26, 2026 at a fair value of $19.21 per unit.
(3)	On May 18, 2026, Mr. Hawks was removed as a director. He was appointed in fiscal 2021 under a voting agreement which gave Class B Unitholders the right to designate one independent director. After all Class B Units were converted into Class A Units on March 16, 2026, that right ended. Mr. Hawks received $312,115 for his fiscal 2025 vested phantom units upon his departure. His fiscal 2026 grants were forfeited as they were not vested.
(4)	Mr. Safran was appointed as a director on May 21, 2026 and received an award of 1,019 phantom units with a grant date fair value based on the respective closing price of the Company’s Class A units for the ten trading days preceding the grant date. The grant date was June 1, 2026 at a fair value of $24.17 per unit. Amounts in the “All Other Compensation” column in the table above represent fees paid to Mr. Safran under a consulting agreement.
(5)	Pursuant to an agreement between Ares Management LLC and Mr. Snyder, his compensation as a director was paid to Ares Management LLC. Mr. Snyder is currently employed by and receives compensation from an affiliate to Ares Management LLC. Ares Management LLC elected to forgo Mr. Snyder’s phantom unit award.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 25, 2026, regarding the beneficial ownership of our Class A Units by:

●	persons that own more than 5% of our Class A Units;
●	persons that are directors, nominees or named executive officers of our general partner; and
●	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our Class A Units.

Ferrellgas Partners, L.P.

		Units	Percentage
Title of class	Name and address of beneficial owner (1)	beneficially owned	of class
Class A Units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	1,138,812	10.0
	James E. Ferrell	253,772	2.2
	Tamria A. Zertuche	—	*
	Brent J. Banwart	—	*
	Allen G. Jones	—	*
	Scott I. Asner	—	*
	Pamela A. Breuckmann	6,635	*
	Stephen M. Clifford	4,850	*
	Joe Eby	—	*
	Michael F. Morrissey	1,500	*
	Edward J. Newberry	26,124	*
	Andrew Safran	—	*
	Craig Snyder	—	*

	All Directors and Executive Officers as a Group in fiscal 2026	292,881	2.6
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is: One Liberty Plaza, Liberty, Missouri 64068.

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

The Class A Units beneficially owned by the Trust at September 25, 2026 include 1,126,468 Class A Units owned by Ferrell Companies which is 100% owned by the Trust, 9,784 Class A Units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 2,560 Class A Units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $347.7 million for fiscal 2026, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party Class A Unitholder information consisted of the following:

		Distributions
	Class A Unit	(in thousands)
	ownership at	paid during the year ended
	July 31, 2026	July 31, 2026
Ferrell Companies (1)	1,126,468	$—
James E. Ferrell (2)	253,772	—
FCI Trading Corp. (3)	9,784	—
Ferrell Propane, Inc. (4)	2,560	—
(1)	Ferrell Companies is the owner of the general partner and an approximate 9.9% direct owner of Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 10.0%.
(2)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. Ferrell Resources Holdings, Inc., which is wholly owned by the James E. Ferrell Revocable Trust One, holds 230 Class A Units, for which James E. Ferrell is the trustee and sole beneficiary. Additionally, 15,600 Class A Units are directly held by Mr. Ferrell in IRA accounts.
(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. is controlled by the general partner and thus a related party.

During fiscal 2026, neither Ferrellgas Partners nor the operating partnership paid any distributions to the general partner.

Mr. Snyder is a Partner, Co-Head of Opportunistic Credit and Co-Portfolio Manager of Special Opportunities in the Ares Credit Group (“Ares”). Pursuant to the Investment Agreement, certain affiliated funds, investment vehicles and/or managed accounts of Ares severally purchased an aggregate of $246.0 million of Preferred Units on March 30, 2021.

Mr. Newberry is the Global Managing Partner of the Public Policy Practice, Investigatory and Regulatory Solutions practice groups at Squire Patton Boggs (US) LLP, which serves as outside counsel for various Ferrellgas matters. Ferrellgas paid aggregate fees of $0.8 million and $3.0 million, respectively, to Squire Patton Boggs (US) LLP for legal services rendered to Ferrellgas and its affiliates during fiscal 2026 and 2025, respectively.

Mr. Safran is the Managing Director of Safran Advisors, LLC, through which the Company engaged Crito Capital LLC to act as the Company’s financial advisor, investment banker and transaction consultant in connection with certain refinancing and strategic transactions. Mr. Safran is the principal consultant on this engagement. Ferrellgas paid aggregate fees of $1.2 million during fiscal 2026 to Crito Capital LLC for these services.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Mr. Asner, Ms. Breuckmann, Mr. Clifford, Mr. Eby, Mr. Newberry, Mr. Morrissey, and Mr. Snyder, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2026 and 2025 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2026	2025
Audit fees (1)	$1,431	$1,375
Audit-related fees (2)	109	93
Tax fees (3)	7	7
All other fees (4)	—	—
Total	$1,547	$1,475
(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.
(3)	Tax fees, represent fees for professional tax services provided by Grant Thornton.
(4)	All other fees, which were none in fiscal 2026 and 2025, represent the aggregate fees billed for products and services provided by Grant Thornton, other than Audit fees, Audit-related fees and Tax fees.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2026 and 2025, respectively, prior to the commencement of such services. See “Item 10. Directors, Executive Officers and Corporate Governance–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

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

4.4

Indenture related to 9.250% Senior Notes due 2031, dated as of October 27, 2025 (with Form of Note attached) by and among Ferrellgas, L.P., Ferrellgas Finance Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association as trustee. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 27, 2025.

4.5	Form of 9.250% Senior Notes due 2031 (included in Exhibit 4.4). Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed October 27, 2025.

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

	10.8

Seventh Amendment to Credit Agreement, dated as of October 27, 2025, among Ferrellgas, L.P., Ferrellgas, Inc., certain subsidiaries of Ferrellgas, L.P., as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain lenders and issuing lenders party thereto. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 27, 2025.

	10.9	Exhibit A to the Seventh Amendment to Credit Agreement – Credit Agreement. Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed October 27, 2025.

#	10.10

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010; File No. 001-11331; 000-50182; 000-50183 and 333-06693.

#	10.11

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

#	10.13	Ferrellgas, Inc. Short Term Incentive Plan, effective August 1, 2020. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed October 15, 2021.

#	10.14	Ferrellgas, Inc. Long-term Cash Incentive Plan, effective August 1, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 9, 2022.

#	10.15	Ferrellgas, Inc. 2025 Non-Employee Director Phantom Unit Plan. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 15, 2025.

#	10.16

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

˄#*	10.18	Agreement, effective as of July 1, 2025, by and among Crito Capital LLC and Ferrell Companies, Inc., Ferrellgas Partners, L.P., and Ferrellgas, L.P.

#	10.19

Executive Chairman Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and James E. Ferrell. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed September 29, 2023.

#	10.20

Executive Employment Agreement, effective as of August 1, 2023, by and between Ferrellgas, Inc. and Tamria A. Zertuche. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed September 29, 2023.

#*	10.21	First Amendment to Executive Employment Agreement, effective as of July 16, 2026, by and between Ferrellgas, Inc. and Tamria A. Zertuche.
	19.1

Policy Against Insider Trading of Ferrellgas, Inc., as the general partner of Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed October 15, 2025.

*	21.1	List of subsidiaries.

*	23.1

Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2026.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 25, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/25/2026
Tamria A. Zertuche	(Principal Executive Officer)
/s/ James E. Ferrell	Chairman of the Board of Directors	9/25/2026
James E. Ferrell

/s/ Nicholas W. Heimer	Vice President and Corporate Controller	9/25/2026
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

/s/ Scott I. Asner	Director	9/25/2026
Scott I. Asner

/s/ Pamela A. Breuckmann	Vice Chair of the Board of Directors	9/25/2026
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/25/2026
Stephen M. Clifford

/s/ Joe Eby	Director	9/25/2026
Joe Eby

/s/ Michael F. Morrissey	Director	9/25/2026
Michael F. Morrissey

/s/ Edward J. Newberry	Director	9/25/2026
Edward J. Newberry

/s/ Andrew Safran	Director	9/25/2026
Andrew Safran

/s/ Craig Snyder	Director	9/25/2026
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: September 25, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tamria A. Zertuche Tamria A. Zertuche	Chief Executive Officer and President (Principal Executive Officer)	9/25/2026

/s/ James E. Ferrell	Chairman of the Board of Directors	9/25/2026
James E. Ferrell

/s/ Nicholas W. Heimer	Vice President and Corporate Controller	9/25/2026
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

/s/ Scott I. Asner	Director	9/25/2026
Scott I. Asner

/s/ Pamela A. Breuckmann	Vice Chair of the Board of Directors	9/25/2026
Pamela A. Breuckmann

/s/ Stephen M. Clifford	Director	9/25/2026
Stephen M. Clifford

/s/ Joe Eby	Director	9/25/2026
Joe Eby

/s/ Michael F. Morrissey	Director	9/25/2026
Michael F. Morrissey

/s/ Edward J. Newberry	Director	9/25/2026
Edward J. Newberry

/s/ Andrew Safran	Director	9/25/2026
Andrew Safran

/s/ Craig Snyder	Director	9/25/2026
Craig Snyder

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

Date: September 25, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/25/2026
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Nicholas W. Heimer	Vice President and Corporate Controller	9/25/2026
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

Date: September 25, 2026	By	/s/ Tamria A. Zertuche
Tamria A. Zertuche
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tamria A. Zertuche	Chief Executive Officer and President	9/25/2026
Tamria A. Zertuche	(Principal Executive Officer)

/s/ Nicholas W. Heimer	Vice President and Corporate Controller	9/25/2026
Nicholas W. Heimer	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (a Delaware limited partnership) (the “Partnership”) as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 25, 2026

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$48,422	$96,883
Accounts receivable (net of allowance for expected credit losses of $4,414 and $4,330 at July 31, 2026 and 2025, respectively)	128,059	127,510
Inventories	82,008	87,807
Prepaid expenses and other current assets	33,458	30,471
Total current assets	291,947	342,671

Property, plant and equipment, net	590,175	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $374,071 and $366,817 at July 31, 2026 and 2025, respectively)	99,197	106,451
Operating lease right-of-use assets	36,571	39,045
Other assets, net	89,728	68,702
Total assets	$1,364,773	$1,416,716

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities:
Accounts payable	$36,514	$31,083
Short-term borrowings	87,500	—
Current portion of long-term debt	1,310	652,178
Current operating lease liabilities	15,257	16,082
Other current liabilities	171,826	215,154
Total current liabilities	312,407	914,497

Long-term debt	1,456,429	815,462
Operating lease liabilities	22,604	24,079
Other liabilities	51,668	40,457
Contingencies and commitments (Note O)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2026 and 2025)	651,349	651,349

Deficit:
Limited partner unitholders
Class A (11,357,605 and 4,857,605 units outstanding at July 31, 2026 and 2025, respectively)	(1,046,995)	(1,332,704)
Class B (1,300,000 units outstanding at July 31, 2025)	—	383,012
General partner unitholder (49,496 units outstanding at July 31, 2026 and 2025)	(70,214)	(70,845)
Accumulated other comprehensive loss	(4,070)	(95)
Total Ferrellgas Partners, L.P. deficit	(1,121,279)	(1,020,632)
Noncontrolling interest	(8,405)	(8,496)
Total deficit	(1,129,684)	(1,029,128)
Total liabilities, mezzanine equity and deficit	$1,364,773	$1,416,716

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended July 31,
	2026	2025	2024
Revenues:
Propane and other gas liquids sales	$1,756,602	$1,828,093	$1,731,439
Other	107,412	110,244	105,677
Total revenues	1,864,014	1,938,337	1,837,116

Costs and expenses:
Cost of sales - propane and other gas liquids sales	827,785	902,072	841,490
Cost of sales - other	12,276	13,449	12,481
Operating expense - personnel, vehicle, plant and other (1)	651,258	630,834	601,602
Operating expense - equipment lease expense	14,212	18,720	21,585
Depreciation and amortization expense	107,076	98,426	98,471
General and administrative expense (2)	44,432	178,617	50,339
Non-cash employee stock ownership plan compensation expense	3,881	3,143	3,234
Loss on asset sales and disposals	4,774	2,957	2,819

Operating income	198,320	90,119	205,095

Interest expense	(124,910)	(108,064)	(98,223)
Loss on extinguishment of debt	(3,003)	—	—
Other income, net	2,328	2,944	4,491

Earnings (loss) before income taxes	72,735	(15,001)	111,363

Income tax expense	910	1,372	686

Net earnings (loss)	71,825	(16,373)	110,677

Net earnings (loss) attributable to noncontrolling interest	92	(807)	461

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$71,733	$(15,566)	$110,216

Class A unitholders’ interest in net loss (Note S)	$(101,759)	$(79,479)	$(55,660)

Basic and diluted net loss per Class A Unit (Note S)	$(13.90)	$(16.36)	$(11.46)
(1)	Includes $302.4 million, $310.0 million, and $316.1 million for the years ended July 31, 2026, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $45.4 million, $46.6 million, and $35.4 million for the years ended July 31, 2026, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Net earnings (loss)	$71,825	$(16,373)	$110,677
Other comprehensive (loss) income:
Change in value of risk management derivatives	(14,677)	6,258	3,448
Reclassification of losses (gains) on derivatives to earnings, net	10,662	(8,400)	(2,472)
Other comprehensive (loss) income:	(4,015)	(2,142)	976
Comprehensive income (loss)	67,810	(18,515)	111,653
Comprehensive (income) loss attributable to noncontrolling interest	(52)	829	(471)
Comprehensive income (loss) attributable to Ferrellgas Partners, L.P.	$67,758	$(17,686)	$111,182

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands)

	Number of units						Accumulated	Total Ferrellgas
			General			General	other	Partners, L.P.
	Class A	Class B	partner	Class A	Class B	partner	comprehensive	partners’	Non-controlling	Total
	unitholders	unitholders	unitholder	unitholders	unitholders	unitholder	income (loss)	deficit	interest	deficit
Balance at July 31, 2023	4,857.6	1,300.0	49.5	$(1,205,103)	$383,012	$(70,566)	$1,059	$(891,598)	$(7,193)	$(898,791)
Contributions in connection with non-cash ESOP compensation expense	—	—	—	3,169	—	32	—	3,201	33	3,234
Distributions	—	—	—	—	—	—	—	—	(1,010)	(1,010)
Distributions to Class B unitholders	—	—	—	—	(99,996)	—	—	(99,996)	—	(99,996)
Net earnings allocated to Class B units	—	—	—	(99,996)	99,996	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,130)	—	(648)	—	(64,778)	—	(64,778)
Net earnings	—	—	—	109,114	—	1,102	—	110,216	461	110,677
Other comprehensive income	—	—	—	—	—	—	966	966	10	976
Balance at July 31, 2024	4,857.6	1,300.0	49.5	(1,256,946)	383,012	(70,080)	2,025	(941,989)	(7,699)	(949,688)
Contributions in connection with non-cash ESOP compensation expense	—	—	—	3,080	—	31	—	3,111	32	3,143
Net earnings allocated to preferred units	—	—	—	(63,427)	—	(641)	—	(64,068)	—	(64,068)
Net loss	—	—	—	(15,411)	—	(155)	—	(15,566)	(807)	(16,373)
Other comprehensive loss	—	—	—	—	—	—	(2,120)	(2,120)	(22)	(2,142)
Balance at July 31, 2025	4,857.6	1,300.0	49.5	(1,332,704)	383,012	(70,845)	(95)	(1,020,632)	(8,496)	(1,029,128)
Contributions in connection with non-cash ESOP compensation expense	—	—	—	3,804	—	38	—	3,842	39	3,881
Distributions to Class B unitholders	—	—	—	—	(107,016)	—	—	(107,016)	—	(107,016)
Net earnings allocated to Class B units	—	—	—	(107,016)	107,016	—	—	—	—	—
Net earnings allocated to preferred units	—	—	—	(64,579)	—	(652)	—	(65,231)	—	(65,231)
Conversion of Class B Units	6,500.0	(1,300.0)	—	383,012	(383,012)	—	—	—	—	—
Net earnings	—	—	—	70,488	—	1,245	—	71,733	92	71,825
Other comprehensive loss	—	—	—	—	—	—	(3,975)	(3,975)	(40)	(4,015)
Balance at July 31, 2026	11,357.6	—	49.5	$(1,046,995)	$—	$(70,214)	$(4,070)	$(1,121,279)	$(8,405)	$(1,129,684)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$71,825	$(16,373)	$110,677
Reconciliation of net earnings (loss) to net cash provided by operating activities
Depreciation and amortization expense	107,076	98,426	98,471
Non-cash employee stock ownership plan compensation expense	3,881	3,143	3,234
Loss on asset sales and disposals	4,774	2,957	2,819
Loss on extinguishment of debt	3,003	—	—
Provision for expected credit losses	3,803	4,331	1,518
Other	9,917	12,943	8,754
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,352)	(11,214)	37,234
Inventories	5,799	8,225	2,072
Prepaid expenses and other current assets	(6,346)	2,739	(1,683)
Accounts payable	5,784	(2,472)	(2,454)
Accrued interest expense	(9,085)	(1,074)	381
Other current liabilities	(47,635)	20,925	(14,376)
Other assets and liabilities	4,216	13,793	(1,077)
Net cash provided by operating activities	152,660	136,349	245,570

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,756)	(16,499)
Capital expenditures	(77,315)	(80,004)	(70,856)
Proceeds from sale of assets	1,786	2,958	2,310
Net cash used in investing activities	(75,529)	(80,802)	(85,045)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	—	(1,010)
Preferred unit distributions	(65,729)	(64,257)	(64,719)
Distribution to Class B Unitholders	(107,016)	—	(99,996)
Payments on long-term debt	(2,178)	(2,515)	(2,592)
Proceeds from issuance of long-term debt	650,000	—	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—	—
Proceeds from short-term borrowings	87,500	10,000	—
Repayments of short-term borrowings	—	(10,000)	—
Cash paid for financing costs	(17,663)	(8,678)	(2,385)
Cash payments for principal portion of lease liability	(19,234)	(11,320)	(5,363)
Other, net	(1,272)	3,946	2,353
Net cash used in financing activities	(125,592)	(82,824)	(173,712)

Net change in cash, cash equivalents and restricted cash	(48,461)	(27,277)	(13,187)
Cash, cash equivalents and restricted cash - beginning of period	96,883	124,160	137,347
Cash, cash equivalents and restricted cash - end of period	$48,422	$96,883	$124,160

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Ferrellgas, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), partners’ deficit, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 25, 2026

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$48,294	$96,582
Accounts receivable (net of allowance for expected credit losses of $4,414 and $4,330 at July 31, 2026 and 2025, respectively)	128,059	127,510
Inventories	82,008	87,807
Prepaid expenses and other current assets	33,438	30,389
Total current assets	291,799	342,288

Property, plant and equipment, net	590,175	602,692
Goodwill, net	257,155	257,155
Intangible assets (net of accumulated amortization of $374,071 and $366,817 at July 31, 2026 and 2025, respectively)	99,197	106,451
Operating lease right-of-use assets	36,571	39,045
Other assets, net	89,728	68,702
Total assets	$1,364,625	$1,416,333

LIABILITIES, MEZZANINE EQUITY AND DEFICIT

Current liabilities:
Accounts payable	$36,514	$31,083
Short-term borrowings	87,500	—
Current portion of long-term debt	1,310	652,178
Current operating lease liabilities	15,257	16,082
Other current liabilities	170,078	214,562
Total current liabilities	310,659	913,905

Long-term debt	1,456,429	815,462
Operating lease liabilities	22,604	24,079
Other liabilities	50,552	40,457
Contingencies and commitments (Note O)

Mezzanine equity:
Senior preferred units, net of issue discount and offering costs (700,000 units outstanding at July 31, 2026 and 2025)	651,349	651,349

Deficit:
Limited partners	(1,114,493)	(1,020,328)
General partner	(8,377)	(8,508)
Accumulated other comprehensive loss	(4,098)	(83)
Total deficit	(1,126,968)	(1,028,919)
Total liabilities, mezzanine equity and deficit	$1,364,625	$1,416,333

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Revenues:
Propane and other gas liquids sales	$1,756,602	$1,828,093	$1,731,439
Other	107,412	110,244	105,677
Total revenues	1,864,014	1,938,337	1,837,116

Costs and expenses:
Cost of sales - propane and other gas liquids sales	827,785	902,072	841,490
Cost of sales - other	12,276	13,449	12,481
Operating expense - personnel, vehicle, plant and other (1)	651,258	630,834	601,602
Operating expense - equipment lease expense	14,212	18,720	21,585
Depreciation and amortization expense	107,076	98,426	98,471
General and administrative expense (2)	41,877	178,124	50,327
Non-cash employee stock ownership plan compensation expense	3,881	3,143	3,234
Loss on asset sales and disposals	4,774	2,957	2,819

Operating income	200,875	90,612	205,107

Interest expense	(124,910)	(108,064)	(98,223)
Loss on extinguishment of debt	(3,003)	—	—
Other income, net	2,275	2,929	4,168

Earnings (loss) before income taxes	75,237	(14,523)	111,052

Income tax expense	905	1,318	634

Net earnings (loss)	$74,332	$(15,841)	$110,418
(1)	Includes $302.4 million, $310.0 million, and $316.1 million for the years ended July 31, 2026, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.
(2)	Includes $45.4 million, $46.6 million, and $35.4 million for the years ended July 31, 2026, 2025 and 2024, respectively, of compensation and benefits expense paid to employees of the general partner.

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Net earnings (loss)	$74,332	$(15,841)	$110,418
Other comprehensive (loss) income:
Change in value of risk management derivatives	(14,677)	6,258	3,448
Reclassification of losses (gains) on derivatives to earnings, net	10,662	(8,400)	(2,472)
Other comprehensive (loss) income:	(4,015)	(2,142)	976
Comprehensive income (loss)	$70,317	$(17,983)	$111,394

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners’
	partner	partner	income (loss)	deficit
Balance at July 31, 2023	$(892,717)	$(7,217)	$1,083	$(898,851)
Contributions in connection with non-cash ESOP compensation expense	3,201	33	—	3,234
Distributions	(100,000)	(1,010)	—	(101,010)
Net earnings allocated to preferred units	(64,778)	—	—	(64,778)
Net earnings	109,957	461	—	110,418
Other comprehensive income	—	—	976	976
Balance at July 31, 2024	(944,337)	(7,733)	2,059	(950,011)
Contributions in connection with non-cash ESOP compensation expense	3,111	32	—	3,143
Net earnings allocated to preferred units	(64,068)	—	—	(64,068)
Net loss	(15,034)	(807)	—	(15,841)
Other comprehensive loss	—	—	(2,142)	(2,142)
Balance at July 31, 2025	(1,020,328)	(8,508)	(83)	(1,028,919)
Contributions in connection with non-cash ESOP compensation expense	3,842	39	—	3,881
Net earnings allocated to preferred units	(65,231)	—	—	(65,231)
Distributions	(107,016)	—	—	(107,016)
Net earnings	74,240	92	—	74,332
Other comprehensive loss	—	—	(4,015)	(4,015)
Balance at July 31, 2026	$(1,114,493)	$(8,377)	$(4,098)	$(1,126,968)

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$74,332	$(15,841)	$110,418
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	107,076	98,426	98,471
Non-cash employee stock ownership plan compensation expense	3,881	3,143	3,234
Loss on asset sales and disposals	4,774	2,957	2,819
Loss on extinguishment of debt	3,003	—	—
Provision for expected credit losses	3,803	4,331	1,518
Other	8,802	12,943	8,754
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,352)	(11,214)	37,234
Inventories	5,799	8,225	2,072
Prepaid expenses and other current assets	(6,409)	2,801	(1,685)
Accounts payable	5,784	(2,472)	(2,454)
Accrued interest expense	(9,085)	(1,074)	381
Other current liabilities	(48,791)	20,458	(14,437)
Other assets and liabilities	4,216	13,793	(1,077)
Net cash provided by operating activities	152,833	136,476	245,248

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,756)	(16,499)
Capital expenditures	(77,315)	(80,004)	(70,856)
Proceeds from sale of assets	1,786	2,958	2,310
Net cash used in investing activities	(75,529)	(80,802)	(85,045)

Cash flows from financing activities:
Distributions to Ferrellgas, Inc.	—	—	(1,010)
Distributions to Ferrellgas Partners	(107,016)	—	(100,000)
Preferred unit distributions	(65,729)	(64,257)	(64,719)
Payments on long-term debt	(2,178)	(2,515)	(2,592)
Proceeds from issuance of long-term debt	650,000	—	—
Payment for settlement and early extinguishment of liabilities	(650,000)	—	—
Proceeds from short-term borrowings	87,500	10,000	—
Repayments of short-term borrowings	—	(10,000)	—
Cash paid for financing costs	(17,663)	(8,678)	(2,385)
Cash paid for principal portion of finance lease liability	(19,234)	(11,320)	(5,363)
Other, net	(1,272)	3,946	2,353
Net cash used in financing activities	(125,592)	(82,824)	(173,716)

Net change in cash, cash equivalents and restricted cash	(48,288)	(27,150)	(13,513)
Cash, cash equivalents and restricted cash - beginning of period	96,582	123,732	137,245
Cash, cash equivalents and restricted cash - end of period	$48,294	$96,582	$123,732

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

Ferrellgas, Inc. (the “general partner”), a Delaware corporation and a wholly-owned subsidiary of Ferrell Companies, is the sole general partner of Ferrellgas Partners and the operating partnership and, excluding the economic interests attributable to the operating partnership’s Preferred Units, owns an approximate 0.4% general partner economic interest in Ferrellgas Partners and an approximate 1.0% general partner economic interest in the operating partnership, and, therefore, an effective 1.4% general partner economic interest. Excluding the economic interests attributable to the Preferred Units, Ferrellgas Partners owns an approximate 99.0% limited partner interest in the operating partnership. Our general partner performs all management functions for us. Unless contractually provided for, creditors of the operating partnership have no recourse with regards to Ferrellgas Partners. As of July 31, 2026, Ferrell Companies Inc., a Kansas corporation (“Ferrell Companies”), the parent company of our general partner, beneficially owns approximately 10.0% of Ferrellgas Partners’ outstanding Class A Units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The operating partnership

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings. The operating partnership is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners and the holders of the Preferred Units (as defined in Note H “Preferred units”) are the only limited partners of the operating partnership.

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

(4)   Accounts receivable

Accounts receivable are reported on the consolidated balance sheets at the gross outstanding amount adjusted for an allowance for expected credit losses. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowance for expected credit losses.

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

(7)   Goodwill

Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than the carrying value. Ferrellgas has determined that it has one reporting unit for goodwill impairment testing purposes. As of July 31, 2026, this reporting unit contains goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of the evaluation on a specific identification basis. To the extent the reporting unit’s carrying value exceeds its fair value, the reporting unit’s goodwill is impaired. The amount of impairment would be equal to the lesser of the excess of reporting unit carrying value over its fair value and the reporting unit’s recorded amount of goodwill. Ferrellgas completed its most recent annual goodwill impairment test on January 31, 2026 and did not incur an impairment loss. The estimated fair value of the reporting unit exceeded its carrying value by approximately 169% in fiscal 2026.

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

(11) Revenue recognition

Revenues from Ferrellgas’ propane operations and related equipment sales are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Accounts receivable allowances are determined based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” and other billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment, is recognized at the time of delivery or installation. Shipping and handling revenues and expenses for sales of propane, appliances and equipment are recognized at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

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

See Note P “Income taxes” for additional information.

(18) Sales taxes

Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

(19) Net loss per Class A Unitholders’ interest

Net loss per the Class A Unitholders’ interest for Ferrellgas Partners is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting for distributions to preferred unitholders and Class B Unitholders, and the general partner’s approximate 1% interest, by the weighted average number of outstanding Class A Units and the dilutive effect, if any, of outstanding unit options. See Note S “Net loss per Unitholders’ interest” for further discussion about these calculations.

(20) Loss contingencies

In the normal course of business, Ferrellgas is involved in various claims and legal proceedings. A liability is recorded for such matters when it is probable that a loss has been incurred, and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with loss contingencies are expensed as incurred.

(21) Class B Units Valuation

The Class B Units are classified in equity and are an equity host instrument. Based on Ferrellgas’ determination that the Class B Units are an equity host, Ferrellgas determined that all features of the Class B Units were either clearly and closely related to the equity host or did not meet the definition of a derivative and, therefore, did not require bifurcation as a derivative. The Class B Units were recognized at their fair value at issuance. The fair value of the Class B Units was estimated based on a valuation model, including the use of Monte Carlo simulations of operating results and available cash flow for a Class B paydown. The significant assumptions in the forecasted operating results and forecasted available cash flow for Class B paydown included forecasted adjusted EBITDA, maintenance and growth capital expenditures, and debt service charges. The significant assumptions used in the Monte Carlo simulations included the cash flow volatility, equity volatility, forecasted available cash flow for Class B paydown, and the discount rates. On March 16, 2026, all 1.3 million outstanding Class B Units were converted into Class A Units. See Note I “Equity (Deficit)” for further information.

(22) New accounting standards

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In addition to new disclosures associated with the reconciliation of the effective tax rate to the statutory rate, ASU 2023-09 requires information related to taxes paid to be disaggregated for federal and state taxes and further disaggregated for specific jurisdictions to the extent they exceed a quantitative threshold. ASU 2023-09 is effective prospectively with an option for retrospective application for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 as of August 1, 2025 on a prospective basis. The adoption of this guidance added annual disclosures related to income taxes but did not have any impact on its consolidated financial statements. See Note P “Income taxes” for more information.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which amends certain aspects of existing hedge accounting guidance to more closely align with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company prospectively adopted ASU 2025-09 as of February 1, 2026. The guidance had no impact on the Company’s consolidated financial statements or disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to clarify interim reporting requirements and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods either prospectively or retrospectively. Early adoption is permitted. The Company prospectively adopted ASU 2025-11 as of May 1, 2026. The guidance will not have a significant impact on the Company’s interim disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the guidance to reflect the evolution of software development from a sequential to an agile development method. ASU 2025-06 removes all references to project stages to reflect this change in software development and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. The amendments do not change what internal-use software costs can be capitalized or when such capitalization ceases. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be adopted either prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities with operations subject to environmental regulations and those that acquire environmental credits to achieve targets related to carbon footprint initiatives. Under ASU 2026-02, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. For public companies, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2026-02 is to be adopted retrospectively, through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact ASU 2026-02 will have on its consolidated financial statements and disclosures.

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

Fiscal 2026

The Company did not make any acquisitions during fiscal 2026.

Fiscal 2025

In addition to a $0.2 million measurement period adjustment related to Eastern Sierra Propane, Ferrellgas acquired propane distribution assets of one independent distributor, with a value of $4.2 million in the following transaction during fiscal 2025:

●	Kilhoffer Propane Co., based in Oklahoma, acquired in October 2024.

Fiscal 2024

During fiscal 2024, Ferrellgas acquired propane distribution assets of one independent distributor, with a value of $18.1 million in the following transaction:

●	Eastern Sierra Propane, based in California, acquired in January 2024.

These acquisitions were funded as follows on their dates of acquisition, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2025	2024
Cash payments, net of cash acquired	$3,756	$16,499
Issuance of liabilities and other costs and considerations	635	1,585
Aggregate fair value of transactions	$4,391	$18,084

The aggregate fair values for the acquisitions in propane operations and related equipment sales reporting segment, were allocated as follows, including any adjustments identified during the measurement period:

	For the year ended July 31,
	2025	2024
Customer tanks, buildings, land and other	$2,024	$3,263
Goodwill	149	—
Customer lists	1,828	14,564
Non-compete agreements	390	257
Aggregate fair value of net assets acquired	$4,391	$18,084

Dispositions

We incurred a loss on asset sales and disposals of $4.8 million, $3.0 million and $2.8 million in fiscal 2026, 2025 and 2024, respectively.

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

Ferrellgas Partners

Reserves may be established in order to provide for the proper conduct of Ferrellgas Partners’ business, to comply with any contractual obligations and restrictions, and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent Ferrellgas Partners has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter to holders of record on the applicable record date, subject to the terms and preferences of the Class B Units. All Class B Units were converted to Class A Units on March 16, 2026. To the extent distributions are made in respect of the Class A Units, pro rata distributions are also made to the general partner. See Note I “Equity (Deficit)” for further discussion.

The operating partnership

Reserves may be established in order to provide for the proper conduct of the operating partnership’s business, to comply with contractual obligations and restrictions, including the restrictions on distributions in the indentures governing the $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”) and the $650.0 million aggregate principal amount of 9.250% senior notes due January 15, 2031 (the “2031 Notes”), the credit agreement dated March 30, 2021, as amended from time to time, entered into by the operating partnership, the general partner and certain of the operating partnership’s subsidiaries as guarantors (as amended, the “Credit Agreement”) and the First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., executed on March 30, 2021 (the “OpCo LPA Amendment”), and to provide funds for distributions with respect to any one or more of the next four fiscal quarters. To the extent the operating partnership has available cash for a particular fiscal quarter, distributions of such cash are required to be made within 45 days after the end of such fiscal quarter, subject to the terms of the OpCo LPA Amendment.

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

E.        Supplemental financial statement information

Inventories

Inventories consist of the following:

	July 31, 2026	July 31, 2025
Propane gas and related products	$62,305	$66,052
Appliances, parts and supplies, and other	19,703	21,755
Inventories	$82,008	$87,807

In addition to inventories on hand, Ferrellgas enters into contracts to take delivery of propane for supply procurement purposes with terms that generally do not exceed 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of July 31, 2026, Ferrellgas had committed, for supply procurement purposes, to deliver approximately 0.1 million gallons of propane at fixed prices, net of contracts to deliver.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	Estimated useful lives	July 31, 2026	July 31, 2025
Land	Indefinite	$43,902	$43,318
Land improvements	2-20	17,736	16,986
Buildings and improvements	20	92,283	90,945
Vehicles, including transport trailers (1)	8-20	144,156	137,032
Bulk equipment and district facilities	5-30	124,130	123,306
Tanks, cylinders and customer equipment	2-30	840,895	857,142
Computer and office equipment	2-5	98,780	95,140
Construction in progress	n/a	8,873	14,206
		1,370,755	1,378,075
Less: accumulated depreciation		780,580	775,383
Property, plant and equipment, net		$590,175	$602,692

(1)	Includes 35 vehicles under failed sale-leaseback transactions as of July 31, 2026 and 2025. See the Certain cash flow and non-cash activities section in Note E “Supplemental financial statement information” and Note J “Leases” for additional information.

Depreciation expense totaled $76.6 million, $74.5 million and $76.7 million for fiscal 2026, 2025 and 2024, respectively.

Prepaid expenses and other current assets

Ferrellgas Partners

Prepaid expenses and other current assets consist of the following:

	July 31, 2026	July 31, 2025
Broker margin deposit assets	$8,438	$6,222
Price risk management asset	5,060	3,244
Other prepaid expenses	9,514	13,458
Other	10,446	7,547
Prepaid expenses and other current assets	$33,458	$30,471

The operating partnership

Prepaid expenses and other current assets consist of the following:

	July 31, 2026	July 31, 2025
Broker margin deposit assets	$8,438	$6,222
Price risk management asset	5,060	3,244
Other prepaid expenses	9,514	13,458
Other	10,426	7,465
Prepaid expenses and other current assets	$33,438	$30,389

Other assets, net

Other assets, net consist of the following:

	July 31, 2026	July 31, 2025
Finance lease ROU assets	$54,976	$37,803
Other	34,752	30,899
Other assets, net	$89,728	$68,702

Other current liabilities

Ferrellgas Partners

Other current liabilities consist of the following:

	July 31, 2026	July 31, 2025
Accrued interest	$19,233	$28,318
Accrued payroll	7,307	31,072
Accrued insurance	21,575	15,314
Broker margin deposit liability	3,760	2,193
Accrued senior preferred units distributions	16,843	17,280
Accrued miscellaneous	10,988	47,578
Deferred income/gain	41,472	44,040
Other	50,648	29,359
Other current liabilities	$171,826	$215,154

The operating partnership

Other current liabilities consist of the following:

	July 31, 2026	July 31, 2025
Accrued interest	$19,233	$28,318
Accrued payroll	7,307	31,072
Accrued insurance	21,575	15,314
Broker margin deposit liability	3,760	2,193
Accrued senior preferred units distributions	16,843	17,280
Accrued miscellaneous	10,988	47,578
Deferred income/gain	41,472	44,040
Other	48,900	28,767
Other current liabilities	$170,078	$214,562

Shipping and handling expenses

Shipping and handling expenses are classified in the following consolidated statements of operations line items:

	For the year ended July 31,
	2026	2025	2024
Operating expense - personnel, vehicle, plant and other	$307,219	$295,763	$283,627
Depreciation and amortization expense	20,188	16,662	13,231
Operating expense - equipment lease expense	4,595	10,410	13,775
Shipping and handling expenses	$332,002	$322,835	$310,633

Cash, cash equivalents and restricted cash

Ferrellgas maintains its cash and cash equivalents in various bank accounts that, at times, may exceed federally insured limits. Ferrellgas’ cash and cash equivalent accounts have been placed with high credit quality financial institutions. For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. In January 2025, a $10.6 million restricted cash deposit was released when the Company settled the related outstanding litigation. There is no restricted cash as of July 31, 2026 and 2025.

Certain cash flow and non-cash activities

Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2026	2025	2024
Cash paid for:
Interest	$126,465	$96,072	$89,151
Non-cash investing and financing activities:
Liabilities incurred in connection with acquisitions	$—	$635	$1,585
Change in accruals for property, plant and equipment additions	$(263)	$(274)	$1,168
Lease liabilities arising from operating ROU assets	$13,519	$13,415	$14,204
Lease liabilities arising from finance ROU assets	$34,777	$23,371	$5,356
Accrued senior preferred units distributions	$16,843	$17,280	$17,538
Acquisition of assets in failed sale-leaseback	$—	$5,032	$2,496
Change in liability in connection with failed sale-leaseback	$(1,272)	$3,946	$2,353

F.        Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2026			July 31, 2025
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill, net	$257,155	$—	$257,155	$257,155	$—	$257,155

Intangible assets, net
Amortized intangible assets
Customer-related	$392,963	$(346,855)	$46,108	$392,963	$(340,134)	$52,829
Non-compete agreements	29,284	(27,216)	2,068	29,284	(26,683)	2,601
	422,247	(374,071)	48,176	422,247	(366,817)	55,430

Unamortized intangible assets
Trade names & trademarks	51,021	—	51,021	51,021	—	51,021
Total intangible assets, net	$473,268	$(374,071)	$99,197	$473,268	$(366,817)	$106,451

The carrying amount of goodwill increased from $257.0 million as of July 31, 2024 to $257.2 million as of July 31, 2025. The increase of just over $0.1 million related to a fiscal 2025 acquisition. See Note C “Acquisitions and dispositions” for more information. There were no changes to goodwill in fiscal 2026.

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

Aggregate amortization expense related to intangible assets, net:

For the year ended July 31,
2026	$7,254
2025	7,922
2024	9,281

Estimated amortization expense:

For the year ended July 31,
2027	$6,803
2028	6,351
2029	5,936
2030	4,659
2031	4,179

G.        Debt

Short-term borrowings

Ferrellgas classifies borrowings under its Credit Facility (as defined below) as short-term because they are primarily used to fund working capital needs that management intends to pay down within the twelve month period following the balance sheet date. As of July 31, 2026, we had $87.5 million in short-term borrowings. For further discussion, see the “Senior secured revolving credit facility” section below.

Long-term debt

	July 31, 2026	July 31, 2025
Unsecured senior notes
Fixed rate, 5.375%, due 2026 (1)	$—	$650,000
Fixed rate, 5.875%, due 2029	825,000	825,000
Fixed rate, 9.250%, due 2031 (2)	650,000	—

Notes payable
9.1% and 8.9% weighted average interest rate at July 31, 2026 and 2025, respectively, due 2027 to 2032, net of unamortized discount of $470 and $800 at July 31, 2026 and 2025, respectively	2,900	4,748
Total debt, excluding unamortized debt issuance and other costs	1,477,900	1,479,748
Unamortized debt issuance and other costs	(20,161)	(12,108)
Less: current portion of long-term debt (3)	1,310	652,178
Long-term debt	$1,456,429	$815,462

_______________________________

(1)	The senior notes due 2026 were redeemed in full on October 27, 2025. See “Senior unsecured notes” section below.
(2)	The senior notes due 2031 were issued on October 27, 2025. See “Senior unsecured notes” section below.
(3)	As of July 31, 2025, this included the $650.0 million aggregate principal amount of 5.375% senior notes due April 1, 2026.

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

During the year ended July 31, 2026, the operating partnership borrowed $87.5 million under the Credit Facility at a weighted-average interest rate of 6.7%.

On August 27, 2026, the operating partnership borrowed an additional $20.0 million under the Credit Facility at a 7.0% interest rate for working capital requirements.

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

In addition to the financial covenants, the Credit Agreement includes covenants that may (or if not met will) restrict the ability of the operating partnership to take certain actions. In particular, under these covenants, subject to certain exceptions and additional requirements, the operating partnership is permitted to make cash distributions to holders of Preferred Units, redemptions of Preferred Units conditional to a refinancing event, and other restricted payments if (i) availability under the Credit Facility exceeds the greater of $50.0 million and 15% of the commitments and (ii) the operating partnership’s total net leverage ratio is not greater than (x) 5.25 to 1.0 for any quarter ending prior to April 30, 2027 and (y) 5.0 to 1.0 for any quarter ending on or after April 30, 2027. As of July 31, 2026, the operating partnership is in compliance with all of its debt covenants.

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

The 2031 Notes were issued pursuant to an indenture dated October 27, 2025 and will mature on January 15, 2031.  Interest is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. The 2031 Notes are a senior unsecured obligation of the Issuers and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the subsidiaries of Bridger Logistics, LLC. At any time prior to January 15, 2028, the 2031 Notes may be redeemed at the Issuers’ option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus a make-whole premium and accrued and unpaid interest. Additionally, prior to January 15, 2028, the Issuers may, at their option, on any one or more occasions redeem up to 40% of the principal amount of the 2031 Notes in an amount not in excess of certain equity offerings at a redemption price of 109.250% of the principal amount of the 2031 Notes, plus accrued and unpaid interest. On and after January 15, 2028, the Issuers have the right to redeem the 2031 Notes, in whole or in part, at the redemption prices set forth in the indenture governing the 2031 Notes, plus accrued and unpaid interest.

The operating partnership also has $825.0 million aggregate principal amount of 5.875% senior notes due April 1, 2029 (the “2029 Notes”) issued and outstanding pursuant to an indenture dated March 30, 2021. The 2029 Notes are a senior unsecured obligation of the Issuers and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the general partner and all domestic subsidiaries of the operating partnership other than Ferrellgas Finance Corp., Ferrellgas Receivables, LLC, Bridger Logistics, LLC and all of the subsidiaries of Bridger Logistics, LLC. The 2029 Notes may be redeemed at the Issuers’ option, in whole or in part, at par plus accrued and unpaid interest.

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

in each case, on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events. Further, if the operating partnership’s consolidated fixed charge coverage ratio (defined generally to mean the ratio of trailing four quarters consolidated EBITDA to consolidated fixed charges, both as adjusted for certain, specified items) is equal to or less than 1.75 to 1.00 (on a pro forma basis giving effect to the restricted payment and, if applicable, certain other specified events), the amount of distributions and other restricted payments the operating partnership is permitted to make under the indentures is further limited. As of July 31, 2026, the operating partnership is in compliance with all of its debt covenants.

Loss on extinguishment of debt

As discussed above, all of the 2026 Notes were redeemed on October 27, 2025. This transaction resulted in a loss on extinguishment of debt, with the components listed below:

For the year ended
July 31, 2026
Debt extinguishment costs	$1,556
Unamortized deferred financing costs	1,447
Total loss on extinguishment of debt	$3,003

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Payment due by fiscal year	principal payments
2027	$1,310
2028	910
2029	825,550
2030	200
2031	650,200
Thereafter	200
Total	$1,478,370

A final settlement payment of $37.5 million was made on January 15, 2026. This was the final payment for the letters of credit issued on January 15, 2025. Letters of credit were also used to secure insurance arrangements, product purchases and commodity hedges. Letters of credit outstanding at July 31, 2026 and 2025 totaled $115.8 million and $121.9 million, respectively.

At July 31, 2026, Ferrellgas had available borrowing capacity under its Credit Facility of $146.7 million. Assets subject to lien under the Credit Facility were $363.9 million as of July 31, 2026. Ferrellgas incurred undrawn and commitment fees of $0.8 million during fiscal 2026 and 2025, and $1.0 million during fiscal 2024, respectively.

H.        Preferred units

On March 30, 2021, pursuant to an Investment Agreement, the operating partnership issued an aggregate of 700,000 Preferred Units (the “Preferred Units”), having an aggregate initial liquidation preference of $700.0 million. As of July 31, 2026 and 2025, these 700,000 Preferred Units are classified in the “Mezzanine Equity” section of the consolidated balance sheets.

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

Investor Redemption Right

In the event that no Class B Units are outstanding and no more than 233,300 Preferred Units are outstanding, at any time on and after March 30, 2031, the Required Holders may elect, by delivery of written notice, to have the operating partnership fully redeem each remaining outstanding Preferred Unit for an amount in cash equal to the Redemption Price. “Required Holders” refers to both (i) holders owning at least 33.3% of the total Preferred Units outstanding at any time and (ii) certain initial affiliated purchasers, for so long as such initial affiliated purchasers collectively own at least 25% of the Preferred Units outstanding at such time.

In the event that no Class B Units are outstanding and more than 233,300 Preferred Units are outstanding, the Required Holders will have the right to trigger a sale of the operating partnership after March 30, 2031. If the operating partnership fails to consummate a sale that would pay the Redemption Price in full within 180 days of written notice requiring such sale, the Required Holders will have the right to appoint a majority of the members of the Board of Directors of the general partner and initiate a sale of the operating partnership.

All Class B Units were converted into Class A Units on March 16, 2026. See Note I “Equity (Deficit)” for more information.

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

Fair Value of Embedded Derivatives

Ferrellgas identified the investor redemption right and the change in control option as embedded derivatives that require bifurcation as they are not clearly and closely related to the debt host contract and has concluded that the fair values at issuance and at July 31, 2026 and 2025, are immaterial to the financial statements.

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

During fiscal 2026, quarterly distributions aggregating to $65.7 million, were paid in cash, net of tax, to holders of Preferred Units. This included $1.6 million of Additional Amounts (as defined below) payable to certain holders of Preferred Units related to the side letters outlined in the OpCo LPA Amendment. As of July 31, 2026, the Quarterly Distribution accrued was $18.5 million with $16.7 million paid in cash to holders of Preferred Units on August 15, 2026. The remaining Quarterly Distribution accrual of $1.8 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2025, quarterly distributions aggregating to $64.3 million, were paid in cash, net of tax, to holders of Preferred Units. This included $1.6 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters. As of July 31, 2025, the Quarterly Distribution accrued was $17.3 million with $15.2 million paid in cash to holders of Preferred Units on August 15, 2025. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

During fiscal 2024, quarterly distributions aggregating to $64.7 million, were paid in cash, net of tax, to holders of Preferred Units. This included $2.0 million of Additional Amounts payable to certain holders of Preferred Units related to the side letters. As of July 31, 2024, the Quarterly Distribution accrued was $17.5 million with $15.4 million paid in cash to holders of Preferred Units on August 15, 2024. The remaining Quarterly Distribution accrual of $2.1 million represents Additional Amounts payable to certain holders of Preferred Units pursuant to side letters.

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

I.        Equity (Deficit)

Ferrellgas Partners

Class A Units

On March 30, 2021, Ferrellgas Partners effected a 1-for-20 reverse unit split in which holders of its then-outstanding common units received one Class A Unit for every 20 common units held. No fractional Class A Units were issued in connection with the reverse unit split. If, as a result of the reverse unit split, a unitholder would otherwise have been entitled to a fractional Class A Unit, the number of Class A Units such unitholder received was rounded up or down to the nearest whole Class A Unit, with a fraction of one-half or less being rounded down. The reverse unit split resulted in a reduction of our previously outstanding common units from 97,152,665 common units to 4,857,605 Class A Units. After the conversion of the 1,300,000 Class B Units into 6,500,000 Class A Units, as described below, the Company has 11,357,605 Class A Units.

As of July 31, 2026 and 2025, Class A Units were beneficially owned by the following:

	July 31, 2026	July 31, 2025
Public Class A Unitholders (1)	9,965,021	3,480,621
James E. Ferrell (2)	253,772	238,172
Ferrell Companies (3)	1,126,468	1,126,468
FCI Trading Corp. (4)	9,784	9,784
Ferrell Propane, Inc. (5)	2,560	2,560
Total	11,357,605	4,857,605
(1)	These Class A Units are traded on the OTC Market under the symbol “FGPR.” As described above, all 1.3 million Class B Units were converted into 6.5 million aggregate Class A Units on March 16, 2026.
(2)	Effective August 5, 2024, James E. Ferrell was appointed to serve as Chairman of the Board of Directors of our general partner. He is a related party. JEF Capital Management owns 237,942 of these Class A Units and is owned by the James E. Ferrell Revocable Trust Two and other family trusts, all of which James E. Ferrell and/or his family members are the trustees and beneficiaries. James E. Ferrell holds all voting common stock of JEF Capital Management. Ferrell Resources Holdings, Inc., which is wholly-owned by the James E. Ferrell Revocable Trust One, holds 230 Class A Units, for which James E. Ferrell is the trustee and sole beneficiary. Additionally, 15,600 Class A Units are directly held by Mr. Ferrell in IRA accounts.
(3)	Ferrell Companies is the owner of the general partner and an approximate 9.9% direct owner of Ferrellgas Partners’ Class A Units and thus a related party. Ferrell Companies also beneficially owns 9,784 and 2,560 Class A Units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership of Class A Units to 10.0%.
(4)	FCI Trading is an affiliate of the general partner and thus a related party.
(5)	Ferrell Propane is controlled by the general partner and thus a related party.

Together these Class A Units represent (i) a 99.6% limited partner economic interest in Ferrellgas Partners and (ii) an effective 98.6% economic interest in the operating partnership, excluding the economic interests attributable to the Preferred Units. In liquidation, allocations and distributions will be made in accordance with each Class A Unitholder’s positive capital account.

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

Partnership distributions

Ferrellgas Partners did not declare or pay any distributions to its Class A Unitholders or the general partner during the years ended July 31, 2026, 2025 and 2024, except for a $1.0 million distribution to the general partner, made in conjunction with the Class B distributions in fiscal 2024.

On March 13, 2026, Ferrellgas Partners made a final cash distribution in the aggregate amount of approximately $107.0 million to its Class B Unitholders. See above for additional information. Additionally. Ferrellgas Partners made an aggregate cash distribution of approximately $99.9 million to its Class B Unitholders during the year ended July 31, 2024. We have made aggregate cash distributions of approximately $357.0 million to our Class B Unitholders since inception of our Class B Units. See Note S “Net loss per unitholders’ interest” for more information.

The operating partnership

Partnership distributions:

The operating partnership has recognized the following distributions:

	For the year ended July 31,
	2026	2025	2024
Ferrellgas Partners	$107,016	$—	$100,000
General partner	—	—	1,010

See additional discussions about transactions with related parties in Note N “Transactions with related parties.”

Accumulated other comprehensive income (loss) (“AOCI”)

See Note M “Derivative instruments and hedging activities” for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2026 and 2025.

J.        Leases

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

Ferrellgas has 35 vehicles as of July 31, 2026 and 2025, under what would have been deemed finance leases resulting in failed sale-leaseback transactions. The related finance obligation is included in Other current liabilities and Other liabilities in the consolidated balance sheets for fiscal 2026 and 2025. See the Property, plant and equipment, net and Certain cash flow and non-cash activities sections in Note E “Supplemental financial statement information” for additional information.

Ferrellgas’ real estate leases will often have an option to extend the lease, but it is typically not reasonably certain of exercising extension options. As customer demand changes over time, Ferrellgas typically maintains the ability to move to more advantageous locations, relocate to other leased and owned locations, or discontinue service from particular locations.

The following table provides the operating and financing ROU assets and lease liabilities as of July 31, 2026 and 2025:

Leases	Classification	July 31, 2026	July 31, 2025
Assets
Operating lease assets	Operating lease ROU assets	$36,571	$39,045
Financing lease assets	Other assets, net	54,976	37,803
Total leased assets		$91,547	$76,848

Liabilities
Current
Operating	Current operating lease liabilities	$15,257	$16,082
Financing	Other current liabilities	19,024	12,391
Noncurrent
Operating	Operating lease liabilities	22,604	24,079
Financing	Other liabilities	37,065	27,161
Total leased liabilities		$93,950	$79,713

The following table provides the lease expenses for the years ended July 31, 2026, 2025 and 2024:

		For the year ended July 31,
Leases expense	Classification	2026	2025	2024
Operating lease expense	Operating expense - personnel, vehicle, plant and other	$10,676	$10,088	$9,166
	Operating expense - equipment lease expense	11,336	17,586	20,727
	General and administrative expense	224	894	347
Total operating lease expense		22,236	28,568	30,240

Short-term expense	Operating expense - personnel, vehicle, plant and other	9,407	9,731	9,952
	General and administrative expense	31	609	351
Total short-term expense		9,438	10,340	10,303

Variable lease expense	Operating expense - personnel, vehicle, plant and other	897	843	1,168
	Operating expense - equipment lease expense	1,809	779	745
Total variable lease expense		2,706	1,622	1,913

Finance lease expense:
Amortization of leased assets	Depreciation and amortization expense	17,510	10,614	7,128
Interest on lease liabilities	Interest expense	4,176	2,816	2,110
Total finance lease expense		21,686	13,430	9,238

Total lease expense		$56,066	$53,960	$51,694

Minimum annual payments under existing operating and finance lease liabilities as of July 31, 2026 are as follows:

Maturities of lease liabilities	Operating leases	Finance leases	Total
2027	$15,645	$22,172	$37,817
2028	10,341	15,728	26,069
2029	7,491	12,312	19,803
2030	3,628	5,918	9,546
2031	2,277	4,285	6,562
Thereafter	6,363	4,687	11,050
Total lease payments	$45,745	$65,102	$110,847
Less: Imputed interest	(7,884)	(9,013)	(16,897)
Present value of lease liabilities	$37,861	$56,089	$93,950

The following table represents the weighted-average remaining lease term and discount rate as of July 31, 2026 and 2025, respectively:

	As of July 31, 2026		As of July 31, 2025
Lease type	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	4.5	7.1%	4.6	7.2%
Finance leases	4.4	7.1%	4.8	7.3%

Cash flow information is presented below:

	For the year ended July 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$17,516	$25,816	$29,019

Cash paid for amounts included in the measurement of lease liabilities for financing leases:
Operating cash flows	$15,751	$11,109	$9,377
Financing cash flows	$19,234	$11,320	$5,363

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

Disaggregation of revenue

Ferrellgas disaggregates revenues based upon the type of customer and on the type of revenue. The following table presents retail propane revenues, wholesale propane revenues and other revenues. Retail revenues result from propane sales to end use customers, wholesale revenues result from propane sales to or through resellers and all other revenues include sales of appliances and other materials, other fees charged to customers and equipment rental charges.

	For the year ended July 31,
	2026	2025	2024
Retail - Sales to End Users	$1,204,880	$1,254,562	$1,206,226
Wholesale - Sales to Resellers	536,395	552,405	510,756
Other Gas Sales	15,327	21,126	14,457
Other	107,412	110,244	105,677
Propane and related equipment revenues	$1,864,014	$1,938,337	$1,837,116

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

The following table presents the opening and closing balances of our contract assets and contract liabilities:

	For the year ended July 31,
	2026	2025	2024
Contract assets	$9,834	$8,775	$6,199
Contract liabilities
Deferred revenue (1)	$41,232	$43,490	$50,175
(1)	Of the beginning balance of deferred revenue, $31.1 million and $37.9 million was recognized as revenue during the years ended July 31, 2026 and 2025, respectively. The unrecognized balance relates to even-pay billing amounts, for which revenue is typically fully recognized in the following fiscal year and varies primarily due to weather conditions and customer orders. Accounts receivable, net, from contracts with customers was $128.1 million, $127.5 million, and $120.6 million as of July 31, 2026, 2025, and 2024, respectively.

Remaining performance obligations

Ferrellgas’ remaining performance obligations are generally limited to situations where customers have remitted payment but have not yet received deliveries of propane. This most commonly occurs in even pay billing programs and Ferrellgas expects that these balances will be recognized within a year or less as the customer takes delivery of propane.

L.        Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2026 and 2025:

	Asset (Liability)
	Quoted Prices in Active
	Markets for Identical	Significant Other
	Assets and Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
July 31, 2026:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$5,370	$—	$5,370
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(9,468)	$—	$(9,468)

July 31, 2025:
Assets:
Derivative financial instruments:
Commodity derivatives	$—	$3,570	$—	$3,570
Liabilities:
Derivative financial instruments:
Commodity derivatives	$—	$(3,654)	$—	$(3,654)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. There were no transfers between Levels 1, 2, or 3 during the years ended July 31, 2026 and 2025.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2026 and 2025, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,485.9 million and $1,404.9 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of Ferrellgas’ consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

See Note Q “Unit-based compensation”. Ferrellgas accrues for vested phantom units as a liability and adjusts that liability on a recurring basis based on the average market price of its Class A units for the ten trading days preceding each balance sheet date, which is a Level 1 valuation based on the observable inputs for quoted market prices.

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

Derivative instruments and hedging activity

During the years ended July 31, 2026 and 2025, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value of derivatives within Ferrellgas’ consolidated balance sheets as of July 31, 2026 and 2025:

	Final	July 31, 2026
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2028
Commodity derivatives - propane		Prepaid expenses and other current assets	$5,060	Other current liabilities	$8,864
Commodity derivatives - propane		Other assets, net	310	Other liabilities	604
		Total	$5,370	Total	$9,468

	Final	July 31, 2025
	Maturity	Asset Derivatives		Liability Derivatives
Derivative Instrument	Date	Location	Fair value	Location	Fair value
Derivatives designated as hedging instruments	December 2026
Commodity derivatives - propane		Prepaid expenses and other current assets	$3,244	Other current liabilities	$3,306
Commodity derivatives - propane		Other assets, net	326	Other liabilities	348
		Total	$3,570	Total	$3,654

Ferrellgas’ exchange traded commodity derivative contracts require a cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against the cash settlement when the contracts are settled. Liabilities represent cash margin deposits received by Ferrellgas for contracts that are in a positive mark-to-market position. The following tables provide a summary of cash margin balances as of July 31, 2026 and 2025:

	July 31, 2026
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$8,438	Other current liabilities	$3,760
	Other assets, net	311	Other liabilities	—
	Total	$8,749	Total	$3,760

	July 31, 2025
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Balances	Prepaid expense and other current assets	$6,222	Other current liabilities	$2,193
	Other assets, net	949	Other liabilities	249
	Total	$7,171	Total	$2,442

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2026, 2025 and 2024 due to derivatives designated as cash flow hedging instruments:

For the year ended July 31, 2026
Amount of Loss
	Amount of Loss	Location of Loss	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$(14,677)	Cost of sales - propane and other gas liquids sales	$(10,662)	$—

For the year ended July 31, 2025
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$6,258	Cost of sales - propane and other gas liquids sales	$8,400	$—

For the year ended July 31, 2024
Amount of Gain
	Amount of Gain	Location of Gain	Reclassified from
	Recognized in	Reclassified from	AOCI into Income
Derivative Instrument	AOCI	AOCI into Income	Effective portion	Ineffective portion
Commodity derivatives	$3,448	Cost of sales - propane and other gas liquids sales	$2,472	$—

Accumulated other comprehensive (loss) income

Ferrellgas Partners

The changes in derivatives included in AOCI for the years ended July 31, 2026, 2025 and 2024 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2026	2025	2024
Beginning balance attributable to Ferrellgas Partners, L.P.	$(95)	$2,025	$1,059
Change in value of risk management commodity derivatives	(14,677)	6,258	3,448
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	10,662	(8,400)	(2,472)
Less: amount attributable to noncontrolling interests	(40)	(22)	10
Ending balance attributable to Ferrellgas Partners, L.P.	$(4,070)	$(95)	$2,025

The operating partnership

The changes in derivatives included in AOCI for the years ended July 31, 2026, 2025 and 2024 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2026	2025	2024
Beginning balance	$(83)	$2,059	$1,083
Change in value of risk management commodity derivatives	(14,677)	6,258	3,448
Reclassification of losses (gains) on commodity hedges to cost of sales - propane and other gas liquids sales, net	10,662	(8,400)	(2,472)
Ending balance	$(4,098)	$(83)	$2,059

Ferrellgas expects to reclassify net losses of approximately $3.8 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sale exception.

During the years ended July 31, 2026, 2025 and 2024, Ferrellgas had no reclassifications to operations resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2026, Ferrellgas had financial derivative contracts covering 3.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parent guarantees or cash. Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties. If these counterparties that make up the concentration failed to perform according to the terms of their contracts at July 31, 2026, the maximum amount of loss due to credit risk that Ferrellgas would incur based upon the gross fair values of the derivative financial instruments is zero.

From time to time Ferrellgas enters into derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon Ferrellgas’ debt rating. There were no open derivative contracts with credit-risk-related contingent features as of July 31, 2026.

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

	For the year ended July 31,
	2026	2025	2024
Operating expense	$302,367	$310,002	$316,056
General and administrative expense	$45,357	$46,598	$35,386

See additional discussions about transactions with the general partner and related parties in Note I “Equity (Deficit).”

Issuance of letters of credit on behalf of Ferrellgas Partners by the operating partnership

As of July 31, 2025, as described in Note G “Debt,” the Operating partnership guaranteed the issuance of a $37.5 million letter of credit related to a final settlement payment, which was paid on January 15, 2026.

O.        Contingencies and commitments

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

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as the indentures governing our senior notes. See Note G “Debt” for a description of these debt obligations and a schedule of future maturities.

P. Income taxes

Ferrellgas Partners

Income tax expense consisted of the following:

	For the year ended July 31,
	2026	2025	2024
Current expense	$914	$1,369	$689
Deferred (benefit) expense	(4)	3	(3)
Income tax expense	$910	$1,372	$686

Deferred taxes consisted of the following:

	July 31,
	2026	2025
Deferred tax assets (included in Other assets, net)	$—	$11
Deferred tax liabilities (included in Other liabilities)	—	(7)
Net deferred tax asset	$—	$4

The operating partnership

Income tax expense consisted of the following:

	For the year ended July 31,
	2026	2025	2024
Current expense	$909	$1,315	$637
Deferred (benefit) expense	(4)	3	(3)
Income tax expense	$905	$1,318	$634

Deferred taxes consisted of the following:

	July 31,
	2026	2025
Deferred tax assets (included in Other assets, net)	$—	$11
Deferred tax liabilities (included in Other liabilities)	—	(7)
Net deferred tax asset	$—	$4

Cash Paid for Taxes

We adopted ASU 2023-09 on a prospective basis for the year ended July 31, 2026. Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 is as follows:

Ferrellgas Partners

July 31, 2026
Income Taxes
Federal	$—
State and Local
Texas Franchise Tax	281
Oregon Corporate Activity Tax	183
Other	88
Foreign	347
Cash paid for income taxes, net of refunds received	$899

Cash paid for income taxes (net of refunds received) was $1.3 million and $0.7 million in fiscal 2025 and fiscal 2024, respectively.

The operating partnership

July 31, 2026
Income Taxes
Federal	$—
State and Local
Texas Franchise Tax	281
Oregon Corporate Activity Tax	183
Other	83
Foreign	347
Cash paid for income taxes, net of refunds received	$894

Cash paid for income taxes (net of refunds received) was $1.3 million and $0.6 million in fiscal 2025 and fiscal 2024, respectively.

Disaggregation of Earnings Before Income Taxes

Ferrellgas Partners

Earnings before income taxes was as follows:

July 31, 2026
United States	$71,678
Foreign	1,057
Earnings before income taxes	$72,735

The operating partnership

Earnings before income taxes was as follows:

July 31, 2026
United States	$74,180
Foreign	1,057
Earnings before income taxes	$75,237

Disaggregation of Income Tax Expense

Ferrellgas Partners

Income tax expense attributable to earnings before income taxes consist of:

July 31, 2026
Current
Federal	$—
State and Local	567
Foreign	347
914

Deferred
State and Local	(4)
(4)

Total income tax expense	$910

The operating partnership

Income tax expense attributable to earnings before income taxes consist of:

July 31, 2026
Current
Federal	$—
State and Local	562
Foreign	347
909

Deferred
State and Local	(4)
(4)

Total income tax expense	$905

Foreign amounts relate to operations in Puerto Rico.

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

The table below summarizes activity related to the Phantom Plan as of July 31, 2026:

Phantom Units
Outstanding, July 31, 2025 (1)	89,103
Granted (2)	64,259
Paid (3)	(12,729)
Forfeited	(8,492)
Outstanding, July 31, 2026	132,141
_____________
(1)	The 2025 grants vested September 25, 2025 and are expected to be paid in July 2028.
(2)	The 2026 grants will vest on October 9, 2026 and are expected to be paid in October 2028.
(3)	Represents vested 2025 grant paid to director upon termination of service.

As of July 31, 2026 and 2025, we recognized non-cash compensation expense of $2.7 million and $0.4 million, respectively, for the grants in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As of July 31, 2026, the 2025 grants of 76,374 are fully vested.  The 2026 grants have a weighted-average remaining contractual term of 0.2 years for vesting purposes as of July 31, 2026. The fair value of each grant is estimated on each balance sheet date using the average closing price of one Class A Unit for the ten trading days preceding the applicable measurement date as quoted on the OTC market, per the Phantom Plan. The grants have a fair value of $22.67 per Unit as of July 31, 2026.

R.        Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the employee stock ownership trust (the “Trust”), which causes a portion of the shares of Ferrell Companies owned by the Trust to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation expense to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation expense is reported separately in Ferrellgas’ consolidated statements of operations and thus is excluded from operating and general and administrative expenses. The non-cash compensation expense was $3.9 million, $3.1 million and $3.2 million during fiscal 2026, 2025 and 2024, respectively. Ferrellgas is not obligated to fund or make contributions to the Trust.

The general partner and its parent, Ferrell Companies, have a defined contribution 401(k) investment plan which covers substantially all employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions, net of forfeitures, for fiscal 2026, 2025 and 2024 were $5.7 million, $5.1 million and $4.8 million, respectively.

S.       Net loss per Unitholders’ interest

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

There was not a dilutive effect resulting from this guidance on basic and diluted net loss per Class A Unitholders’ interest for fiscal 2026, 2025 and 2024.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

Calculation of basic and diluted net loss per Class A Units

	For the year ended July 31,
	2026	2025	2024

	(in thousands, except per unit amounts)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$71,733	$(15,566)	$110,216
Less: Distributions to preferred unitholders	65,231	64,068	64,778
Less: Distributions to Class B unitholders	107,016	—	99,996
Less: General partner’s interest in net earnings (loss)	1,245	(155)	1,102
Undistributed net loss attributable to Class A unitholders	$(101,759)	$(79,479)	$(55,660)
Weighted average Class A Units outstanding (in thousands)	7,322.5	4,857.6	4,857.6
Basic and diluted net loss per Class A Unit	$(13.90)	$(16.36)	$(11.46)

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

On March 4, 2026, the board of directors of the general partner declared an aggregate cash distribution of approximately $107.0 million to the holders of Class B Units and approved Ferrellgas Partners’ intent to elect to convert the Class B Units into Class A Units. The distribution was paid on March 13, 2026 and all Class B Units were converted to Class A Units on March 16, 2026. See Note I “Equity (Deficit)” for more information.

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

Ferrellgas Partners

Reconciliation of segment results to consolidated Net earnings (loss)

	Year ended July 31,
	2026	2025	2024
Revenues	$1,864,014	$1,938,337	$1,837,116
Less:
Cost of sales	840,061	915,521	853,971
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	351,539	353,494	344,941
Vehicle (1)	116,193	108,572	110,305
Plant and other (1)	183,526	168,768	146,356
Operating expense - equipment lease expense	14,212	18,720	21,585
Other segment items (2)	6,327	3,156	1,562
General and administrative expense:
Litigation settlement (1)	—	125,000	—
General and administrative expense	44,432	53,617	50,339
Depreciation and amortization expense	107,076	98,426	98,471
Interest expense	124,910	108,064	98,223
Loss on extinguishment of debt	3,003	—	—
Income tax expense	910	1,372	686
Net earnings (loss)	$71,825	$(16,373)	$110,677

______________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation expense,” “Loss on asset sales and disposals” and “Other income, net”.

The Operating partnership

Reconciliation of segment results to consolidated Net earnings (loss)

	Year ended July 31,
	2026	2025	2024
Revenues	$1,864,014	$1,938,337	$1,837,116
Less:
Cost of sales	840,061	915,521	853,971
Operating expense - personnel, vehicle, plant and other:
Personnel (1)	351,539	353,494	344,941
Vehicle (1)	116,193	108,572	110,305
Plant and other (1)	183,526	168,768	146,356
Operating expense - equipment lease expense	14,212	18,720	21,585
Other segment items (2)	6,380	3,171	1,885
General and administrative expense:
Litigation settlement (1)	—	125,000	—
General and administrative expense	41,877	53,124	50,327
Depreciation and amortization expense	107,076	98,426	98,471
Interest expense	124,910	108,064	98,223
Loss on extinguishment of debt	3,003	—	—
Income tax expense	905	1,318	634
Net earnings (loss)	$74,332	$(15,841)	$110,418

_________________

(1)	Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items include “Non-cash employee stock ownership plan compensation expense,” “Loss on asset sales and disposals” and “Other income, net”.
(3)

U.       Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements except for a short-term borrowing made subsequent to July 31, 2026 under its Credit Facility. See Note G “Debt” for more information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Partners Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2026 and 2025, the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 25, 2026

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,524	43,209
Accumulated deficit	(44,524)	(44,209)
Total stockholder’s equity	—	—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2026	2025	2024
General and administrative expense	$315	$366	$636

Net loss	$(315)	$(366)	$(636)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity (deficit)
July 31, 2023	1,000	$1,000	$42,207	$(43,207)	$—
Capital contribution	—	—	636	—	636
Net loss	—	—	—	(636)	(636)
July 31, 2024	1,000	1,000	42,843	(43,843)	—
Capital contribution	—	—	366	—	366
Net loss	—	—	—	(366)	(366)
July 31, 2025	1,000	1,000	43,209	(44,209)	—
Capital contribution	—	—	315	—	315
Net loss	—	—	—	(315)	(315)
July 31, 2026	1,000	$1,000	$43,524	$(44,524)	$—

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(315)	$(366)	$(636)
Cash used in operating activities	(315)	(366)	(636)

Cash flows from financing activities:
Capital contribution	315	366	636
Cash provided by financing activities	315	366	636

Net change in cash	—	—	—
Cash - beginning of period	—	—	—
Cash - end of period	$—	$—	$—

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

B.     Contingencies and commitments

Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners. As of July 31, 2026, Ferrellgas Partners had no debt securities outstanding, and Partners Finance Corp. therefore was not liable as co-issuer for any such debt securities.

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

Due to the inability of the Partners Finance Corp. to utilize the deferred tax benefit of $8,570 associated with the net operating loss carryforward of $40,810 generated during and prior to fiscal 2026, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2026 or 2025, and there is no net deferred tax asset as of July 31, 2026 and 2025. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ferrellgas Finance Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2026 and 2025, the related statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

September 25, 2026

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31, 2026	July 31, 2025
ASSETS
Cash	$—	$—
Total assets	$—	$—

LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$—
Total current liabilities	$—	$—

Contingencies and commitments (Note B)

Equity:
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	105,061	105,566
Accumulated deficit	(106,061)	(106,566)
Total stockholder’s equity	$—	$—
Total liabilities and equity	$—	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2026	2025	2024
General and administrative expense	$356	$325	$677

Net loss	$(356)	$(325)	$(677)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity
July 31, 2023	1,000	$1,000	$104,564	$(105,564)	$—
Capital contribution	—	—	677	—	677
Net loss	—	—	—	(677)	(677)
July 31, 2024	1,000	1,000	105,241	(106,241)	—
Capital contribution	—	—	325	—	325
Net loss	—	—	—	(325)	(325)
July 31, 2025	1,000	1,000	105,566	(106,566)	—
Capital contribution	—	—	356	—	356
Other			(861)	861	—
Net loss	—	—	—	(356)	(356)
July 31, 2026	1,000	$1,000	$105,061	$(106,061)	$—

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(356)	$(325)	$(677)
Cash used in operating activities	(356)	(325)	(677)

Cash flows from financing activities:
Capital contribution	356	325	677
Cash provided by financing activities	356	325	677

Net change in cash	—	—	—
Cash - beginning of period	—	—	—
Cash - end of period	$—	$—	$—

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

As of July 31, 2026, Finance Corp. was liable as co-issuer and co-obligor for the operating partnership’s (i) $825 million aggregate principal amount of unsecured senior notes due April 1, 2029, issued on March 30, 2021, and (ii) the 2031 Notes.

Finance Corp. is also liable for borrowings under the operating partnership’s Credit Facility. On October 27, 2025, the operating partnership entered into the Seventh Amendment to the Credit Agreement which, among other things, extended the maturity date to October 27, 2028 and increased the maximum borrowing capacity to $350.0 million, with availability subject to a periodic borrowing base calculation, and an accordion feature allowing for increases by up to $50.0 million in the aggregate subject to customary conditions. The Credit Agreement includes a sublimit not to exceed $300.0 million for the issuance of letters of credit. Short-term borrowings under the Credit Facility were $87.5 million as of July 31, 2026 at a weighted-average interest rate of 6.7%. On August 27, 2026, the operating partnership borrowed an additional $20.0 million at a 7.0% interest rate for working capital requirements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $22,091 associated with the net operating loss carryforward of $105,196 generated during and prior to fiscal 2026, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2026 or 2025, and there is no net deferred tax asset as of July 31, 2026 and 2025. The net operating loss carryforwards generated after July 31, 2018 are carried forward indefinitely, but are limited to 80% of the taxable income in any one period. The net operating losses generated as of or prior to July 31, 2018 are still subject to prior tax law and will expire at various dates through July 31, 2038.

D.     Subsequent events

Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements, except for a short-term borrowing made subsequent to July 31, 2026 by the operating partnership under its Credit Facility. See Note B “Contingencies and commitments” for more information.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2026, and 2025 and Statements of Operations and Cash Flows for the years ended July 31, 2026, 2025 and 2024	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2026, 2025 and 2024	S-5

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2026, 2025 and 2024	S-6

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)

	July 31, 2026	July 31, 2025
ASSETS

Cash and cash equivalents	$128	$301
Prepaid expenses and other current assets	20	82
Total assets	$148	$383

LIABILITIES AND PARTNERS’ DEFICIT

Other current liabilities	$1,748	$592
Investment in Ferrellgas, L.P.	1,118,563	1,020,423
Other liabilities	1,116	—

Partners’ deficit
Class A (11,357,605 and 4,857,605 units outstanding at 2026 and 2025, respectively)	(1,046,995)	(1,332,704)
Class B (1,300,000 units outstanding at 2025)	—	383,012
General partner unitholder (49,496 units outstanding at 2026 and 2025)	(70,214)	(70,845)
Accumulated other comprehensive loss	(4,070)	(95)
Total Ferrellgas Partners, L.P. partners’ deficit	(1,121,279)	(1,020,632)
Total liabilities and partners’ deficit	$148	$383

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF OPERATIONS

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Equity in earnings (loss) of Ferrellgas, L.P.	$74,240	$(15,034)	$109,957
Operating, general and administrative expense	(2,555)	(493)	(12)

Operating income (loss)	71,685	(15,527)	109,945

Other income, net	53	15	323
Income tax expense (1)	(5)	(54)	(52)

Net earnings (loss)	71,733	(15,566)	110,216

Less: Distributions to Class B Unitholders	107,016	—	99,996

Net (loss) earnings attributable to Ferrellgas, L.P.	$(35,283)	$(15,566)	$10,220

(1) Cash paid for income taxes, net of refunds, during the year ended July 31, 2026 was $5 thousand.

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$71,733	$(15,566)	$110,216
Reconciliation of net earnings (loss) to net cash (used in) provided by operating activities:
Other	2,334	405	63
Equity in (earnings) loss of Ferrellgas, L.P.	(74,240)	15,034	(109,957)
Net cash (used in) provided by operating activities	(173)	(127)	322

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	107,016	—	100,000
Net cash provided by investing activities	107,016	—	100,000

Cash flows from financing activities:
Distributions paid to Class B unitholders	(107,016)	—	(99,996)
Net cash used in financing activities	(107,016)	—	(99,996)

Net (decrease) increase in cash and cash equivalents	(173)	(127)	326
Cash and cash equivalents - beginning of year	301	428	102
Cash and cash equivalents - end of year	$128	$301	$428

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2026
Allowance for credit losses	$4,330	$3,803	$(3,719)	(1)	$4,414
Year ended July 31, 2025
Allowance for credit losses	$5,818	$4,331	$(5,819)	(1)	$4,330
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
(1)	Uncollectible accounts written off, net of recoveries.

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2026
Allowance for credit losses	$4,330	$3,803	$(3,719)	(1)	$4,414
Year ended July 31, 2025
Allowance for credit losses	$5,818	$4,331	$(5,819)	(1)	$4,330
Year ended July 31, 2024
Allowance for credit losses	$6,658	$1,518	$(2,358)	(1)	$5,818
(1)	Uncollectible accounts written off, net of recoveries.

.